Form 10-Q
period 1995-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
filed 1995-08-10
CIK 778792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal quarter ended June 30, 1995.

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

                                 BALANCE SHEETS


                                     ASSETS


                                                                                June 30,            December 31,
                                                                                 1995                   1994

  Equipment held for operating leases, at cost                               $  4,292,291          $   7,462,921
  Less accumulated depreciation                                                (3,501,206)            (5,944,395)
    Net equipment                                                                 791,085              1,518,526

  Cash and cash equivalents                                                       202,533                298,718
  Accounts receivable, net of allowance for doubtful
    accounts of $122,133 in 1995 and $121,925 in 1994                              22,639                 34,620
  Net investment in sales-type lease                                            1,090,000                     --
  Due from affiliates                                                               2,941                     --
  Prepaid insurance                                                                 1,427                  3,623

  Total assets                                                               $  2,110,625          $   1,855,487

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                          $         --          $       2,732
  Accounts payable                                                                 52,575                  4,112
  Prepaid deposits                                                                 26,473                 23,574
        Total liabilities                                                          79,048                 30,418

  Partners' capital (deficit):

  Limited Partners (24,285 units)                                               2,118,215              1,913,772
  General Partner                                                                 (86,638)               (88,703)
        Total partners' capital                                                 2,031,577              1,825,069

  Total liabilities and partners' capital                                    $  2,110,625          $   1,855,487



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                       1995            1994              1995            1994

  Revenues:
    Lease revenue                                   $  120,131      $  153,361        $  240,224     $   268,309
    Interest and other income                            3,021           1,690             7,095           3,436
    Gain (loss) on disposition of equipment            535,795              --           545,340          (4,683)
  Total revenues                                       658,947         155,051           792,659         267,062

  Expenses:
    Depreciation                                        99,640         109,546           201,500         221,663
    Management fees to affiliate                        15,178          15,179            30,356          30,610
    Repairs and maintenance                             24,308          30,499           105,819          66,784
    General and administrative
      expenses to affiliates                            30,045          30,496            60,724          43,706
    Other general and administrative expenses           26,829          45,335            38,812          70,947
  Total expenses                                       196,000         231,055           437,211         433,710

  Net income (loss)                                 $  462,947      $  (76,004)       $  355,448     $  (166,648)

  Partners' share of net income (loss)

    Limited Partners - 99%                          $  458,318      $  (75,244)       $  351,894     $  (164,982)
    General Partner - 1%                                 4,629           (760)             3,554          (1,666)

  Total                                             $  462,947      $  (76,004)       $  355,448     $  (166,648)

  Net income (loss) per Limited
    Partnership Unit - 24,285 units                 $    18.87      $    (3.10)       $    14.49     $     (6.79)

  Cash distributions                                $   74,464      $  120,521        $  148,940     $   241,043

  Cash distributions per Limited
    Partnership Unit                                $     3.04      $     4.91        $     6.07     $      9.83



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1993 to June 30, 1995



                                                           Limited           General
                                                          Partners           Partners            Total

  Partners' capital (deficit)
    at December 31, 1993                               $   2,539,823        $ (82,379)       $  2,457,444

  Net loss                                                  (131,481)          (1,328)           (132,809)

  Cash distributions                                        (494,570)          (4,996)           (499,566)

  Partners' capital (deficit)
    at December 31, 1994                                   1,913,772          (88,703)          1,825,069

  Net income                                                 351,894            3,554             355,448

  Cash distributions                                        (147,451)          (1,489)           (148,940)

  Partners' capital (deficit)
    at June 30, 1995                                   $   2,118,215        $ (86,638)       $  2,031,577



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                    For the six months
                                                                                      ended June 30,
                                                                                 1995                 1994
  Operating activities:
  Net income (loss)                                                          $    355,448        $  (166,648)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      (Gain) loss on disposition of equipment                                    (545,340)             4,683
      Depreciation                                                                201,500            221,663
      Changes in operating assets and liabilities
        Accounts receivable, net                                                   11,981             71,283
        Due to/from affiliates                                                     (5,673)           (11,183)
        Prepaid insurance                                                           2,196              3,980
        Accounts payable                                                           48,463            (74,531)
        Prepaid deposits                                                          (47,101)            (2,430)
  Net cash provided by operating activities                                        21,474             46,817

  Investing activities:
    Proceeds from disposition of equipment                                         32,157             59,600
    Payments for purchase of capital improvements                                    (876)                --
  Net cash provided by investing activities                                        31,281             59,600

  Cash flows used in financing activities:
    Cash distributions paid to partners                                          (148,940)          (241,043)

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                       (96,185)          (134,626)

  Cash and cash equivalents at beginning of period                                298,718            335,234

  Cash and cash equivalents at end of period                                 $    202,533        $   200,608

  Supplemental disclosure of noncash investing activities:
    Sales proceeds receivable from sales type lease included in A/R          $  1,090,000        $        --



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1995, the statements of operations for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                  June 30,          December 31,
                                                    1995                1994

Rail equipment                                   $   783,870        $   783,870
Marine containers                                  1,470,761          1,526,759
Commuter aircraft                                       --            3,076,382
Trailers                                           2,037,660          2,075,910
                                                   4,292,291          7,462,921
Less accumulated depreciation                     (3,501,206)        (5,944,395)

Net equipment                                    $   791,085        $ 1,518,526

All equipment was either on lease or operating in PLM affiliated short-term rental facilities as of June 30, 1995. With the exception of the commuter aircraft, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1994. The carrying value of the off-lease equipment was $595,620 at December 31, 1994.

During the six months ended June 30, 1995, the Partnership sold or disposed of one trailer and five marine containers with an aggregate net book value of $21,367 for proceeds of $32,157. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for future costs of sale. Gross lease payments of $234,000 will be received over a one year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term. During the six months ended June 30, 1994, the Partnership sold nine trailers with a book value of $64,283 for proceeds of $59,600.

3.   Investment in Sales-type Lease

On May 30, 1995, the Partnership entered into a sales-type lease for the purpose of selling a commuter aircraft. The lease is structured with a one year term commencing June 1995. The lessee will make monthly payments of $19,500. Gross lease payments of $234,000 will be received over a one year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS



                                                                            June 30,             December 31,
                                                                              1995                  1994

  Equipment held for operating leases, at cost                           $   4,714,054          $  5,309,856
  Less accumulated depreciation                                             (3,822,801)           (4,180,140)
    Net equipment                                                              891,253             1,129,716

  Cash and cash equivalents                                                    443,768               492,060
  Accounts receivable, net of allowance for doubtful
    accounts of $36,020 in 1995 and $17,600 in 1994                             36,306                66,451
  Prepaid insurance                                                              1,178                 2,960

  Total assets                                                           $   1,372,505          $  1,691,187

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                      $       3,338          $       6,063
  Accounts payable and other liabilities                                         2,675                 11,411
  Prepaid deposits                                                              17,485                 16,384
        Total liabilities                                                       23,498                 33,858

  Partners' capital (deficit):

  Limited Partners (17,460 units)                                            1,412,383              1,717,622
  General Partner                                                              (63,376)               (60,293)
        Total partners' capital                                              1,349,007              1,657,329

  Total liabilities and partners' capital                                $   1,372,505          $   1,691,187



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME



                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                       1995            1994               1995             1994

  Revenues:
    Lease revenue                                   $  115,086      $  226,054        $   260,644      $   393,028
    Interest and other income                            5,081           3,381             11,372            5,970
    Gain (loss) on disposition of equipment             55,010         (10,724)            72,554           73,822
  Total revenues                                       175,177         218,711            344,570          472,820

  Expenses:
    Depreciation                                        66,433          93,229            137,531          200,943
    Management fees to affiliate                        10,912          10,913             21,825           25,930
    Repairs and maintenance                              9,851          36,539             26,857           53,273
    General and administrative
      expenses to affiliates                            23,563          20,940             52,856           38,252
    Other general and administrative expenses            1,956          28,665             44,398           39,464
  Total expenses                                       112,715         190,286            283,467          357,862

  Net income                                        $   62,462      $   28,425        $    61,103      $   114,958

  Partners' share of net income

    Limited Partners - 99%                          $   61,837      $   28,141        $    60,492      $   113,808
    General Partner - 1%                                   625             284                611            1,150

  Total                                             $   62,462      $   28,425        $    61,103      $   114,958

  Net income per Limited
    Partnership Unit - 17,460 units                 $     3.54      $     1.61        $      3.46      $      6.52

  Cash distributions                                $  133,900      $  238,869        $   369,425      $   431,744

  Cash distributions per Limited
    Partnership Unit                                $     7.59      $    13.54        $     20.95      $     24.48



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1993 to June 30, 1995



                                                           Limited            General
                                                          Partners           Partners             Total

  Partners' capital (deficit)
    at December 31, 1993                               $   2,294,154        $ (54,470)         $  2,239,684

  Net income                                                 276,677            2,795               279,472

  Cash distributions                                        (853,209)          (8,618)             (861,827)

  Partners' capital (deficit)
    at December 31, 1994                                   1,717,622          (60,293)            1,657,329

  Net income                                                  60,492              611                61,103

  Cash distributions                                        (365,731)          (3,694)             (369,425)

  Partners' capital (deficit)
    at June 30, 1995                                   $   1,412,383        $ (63,376)         $  1,349,007



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the six months ended
                                                                                        June 30,
                                                                                1995                1994
  Operating activities:
  Net income                                                                 $   61,103         $   114,958
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Gain on disposition of equipment                                          (72,554)            (73,822)
      Depreciation                                                              137,531             200,943
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                 30,145              (7,507)
        Prepaid insurance                                                         1,782               3,381
        Due to affiliates                                                        (2,725)              1,463
        Accounts payable                                                         (8,736)             (6,888)
        Prepaid deposits                                                          1,101               2,265
  Net cash provided by operating activities                                     147,647             234,793

  Investing activities:
    Proceeds from disposition of equipment                                      175,606             161,750
    Payments for purchase of capital improvements                                (2,120)                 --
  Net cash provided by investing activities                                     173,486             161,750

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (369,425)           (431,744)

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                     (48,292)            (35,201)

  Cash and cash equivalents at beginning of period                              492,060             455,659

  Cash and cash equivalents at end of period                                 $  443,768         $   420,458



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1995, the statements of income for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment at June 30, 1995, and December 31, 1994, are as follows:


                                                  June 30,          December 31,
                                                    1995                1994

Rail equipment                                   $   867,300        $   867,300
Marine containers                                    418,653            483,606
Aircraft                                           1,492,368          1,492,368
Trailers and tractors                              1,935,733          2,466,582
                                                   4,714,054          5,309,856
Less accumulated depreciation                     (3,822,801)        (4,180,140)

Net equipment                                    $   891,253        $ 1,129,716


With the exception of a sidelift, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of June 30, 1995. With the exception of 19 trailers, all equipment was on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1994. The carrying value of the off-lease equipment was $86,242 and $152,349 at June 30, 1995 and December 31, 1994, respectively.

During the six months ended June 30, 1995, the Partnership sold or disposed of 14 trailers and three marine containers with an aggregate net book value of $103,052 for proceeds of $175,606. During the six months ended June 30, 1994, the Partnership sold or disposed of eight tractors, five trailers and one marine container with an aggregate net book value of $87,928 for proceeds of $161,750.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                            June 30,             December 31,
                                                                              1995                  1994

  Equipment held for operating leases, at cost                           $   4,983,352          $  5,082,353
  Less accumulated depreciation                                             (4,037,037)           (3,980,922)
                                                                               946,315             1,101,431
  Equipment held for sale                                                           --               273,785
      Net equipment                                                            946,315             1,375,216

  Cash and cash equivalents                                                    295,045               312,230
  Restricted cash                                                                6,600                 6,600
  Accounts receivable, net of allowance for doubtful
    accounts of $30,368 in 1995 and $31,642 in 1994                             82,788               106,868
  Due from affiliates                                                            4,727                20,035
  Prepaid insurance and other assets                                            23,901                28,583

  Total assets                                                           $   1,359,376          $  1,849,532

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable                                                       $       4,633          $       8,178
  Prepaid deposits and reserves                                                 22,526                 48,612
        Total liabilities                                                       27,159                 56,790

  Partners' capital (deficit):

  Limited Partners (16,914 units)                                            1,393,356              1,849,276
  General Partner                                                              (61,139)               (56,534)
        Total partners' capital                                              1,332,217              1,792,742

  Total liabilities and partners' capital                                $   1,359,376          $   1,849,532



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME



                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                       1995            1994               1995             1994

  Revenues:
    Lease revenue                                   $  171,549      $  249,014        $   362,059      $   468,795
    Interest and other income                            7,435           1,899             13,976            3,127
    Gain (loss) on disposition of equipment             (1,628)            505            234,444              486
  Total revenues                                       177,356         251,418            610,479          472,408

  Expenses:
    Depreciation                                        68,474          81,268            143,947          163,099
    Management fees to affiliate                        10,568          10,568             24,217           29,393
    Repairs and maintenance                             38,325          33,250             87,283           58,140
    General and administrative
      expenses to affiliates                            43,110          48,005             91,393           96,228
    Other general and administrative expenses            6,200          34,693             14,742           50,309
  Total expenses                                       166,677         207,784            361,582          397,169

  Net income                                        $   10,679      $   43,634        $   248,897      $    75,239

  Partners' share of net income:

    Limited Partners - 99%                          $   10,572      $   43,198        $   246,408      $    74,487
    General Partner - 1%                                   107             436              2,489              752

  Total                                             $   10,679      $   43,634        $   248,897      $    75,239

  Net income per Limited
    Partnership Unit (16,914 units)                 $     0.62      $     2.55        $     14.57      $      4.40

  Cash distributions                                $  554,399      $   94,521        $   709,422      $   189,041

  Cash distributions per Limited
    Partnership Unit                                $    32.45      $     5.53        $     41.52      $     11.06



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1993 to June 30, 1995

 .

                                                           Limited            General
                                                          Partners           Partners             Total

  Partners' capital (deficit)
    at December 31, 1993                               $   2,080,643        $ (54,197)         $  2,026,446

  Net income                                                 153,332            1,549               154,881

  Cash distributions                                        (384,699)          (3,886)             (388,585)

  Partners' capital (deficit)
    at December 31, 1994                                   1,849,276          (56,534)            1,792,742

  Net income                                                 246,408            2,489               248,897

  Cash distributions                                        (702,328)          (7,094)             (709,422)

  Partners' capital (deficit)
    at June 30, 1995                                   $   1,393,356        $ (61,139)         $  1,332,217



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the six months ended
                                                                                        June 30,
                                                                                1995                1994
  Operating activities:
  Net income                                                                 $  248,897         $    75,239
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on disposition of equipment                                         (234,444)               (486)
      Depreciation                                                              143,947             163,099
      Change in operating assets and liabilities
        Restricted cash                                                              --             (12,556)
        Accounts receivable, net                                                 24,080              25,451
        Due from affiliates                                                      15,308             (12,242)
        Prepaid deposits and reserves                                           (26,086)             19,844
        Prepaid expenses and other assets                                         2,254               4,024
        Accounts payable and other liabilities                                   (3,545)            (13,588)
  Net cash provided by operating activities                                     170,411             248,785

  Investing activities:
    Proceeds from disposition of equipment                                      520,760              31,000
    Payments for purchase of capital improvements                                (1,362)             (3,925)
    Payments received on finance leases                                           2,428               2,199
  Net cash provided by investing activities                                     521,826              29,274

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (709,422)           (189,041)

  Cash and cash equivalents:

  Net (decrease) increase in cash and cash equivalents                          (17,185)             89,018

  Cash and cash equivalents at beginning of period                              312,230             131,540

  Cash and cash equivalents at end of period                                 $  295,045         $   220,558



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1995, the statements of income for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows:


                                                  June 30,          December 31,
                                                    1995                1994

Rail equipment                                   $   178,501        $   178,501
Marine containers                                    160,473            160,473
Aircraft                                             913,188            913,188
Trailers and tractors                              3,731,190          3,830,191
                                                   4,983,352          5,082,353
Less accumulated depreciation                     (4,037,037)        (3,980,922)
                                                     946,315          1,101,431
Equipment held for sale                                 --              273,785

Net equipment                                    $   946,315        $ 1,375,216


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1995. With the exception of three railcars and three trailers, all of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1994. The carrying value of equipment off-lease was $189,876 at December 31, 1994.

During the six months ended June 30, 1995, the Partnership sold three trailers and five twin stack railcars of which three railcars were off-lease at the end of 1994, with an aggregate net book value of $286,316 for proceeds of $520,760. During the six months ended June 30, 1994, the Partnership sold or disposed of two trailers and one marine container with an aggregate net book value of $30,514 for proceeds of $31,000.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS



                                                                            June 30,             December 31,
                                                                              1995                  1994

  Equipment held for operating leases, at cost                           $   1,733,051          $  3,041,954
  Less accumulated depreciation                                             (1,371,024)           (2,332,144)
    Net equipment                                                              362,027               709,810

  Cash and cash equivalents                                                    388,717               524,782
  Accounts receivable, net of allowance for doubtful
    accounts of $42,681 in 1995 and $6,481 in 1994                              46,004               116,088
  Due from affiliates                                                            7,639                 1,744
  Prepaid insurance and other assets                                            26,668                37,668

  Total assets                                                           $     831,055          $  1,390,092

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and other liabilities                                 $         133          $       5,060

  Partners' capital (deficit):

  Limited Partners (9,529 units)                                               864,440              1,413,009
  General Partner                                                              (33,518)               (27,977)
        Total partners' capital                                                830,922              1,385,032

  Total liabilities and partners' capital                                $     831,055          $   1,390,092



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME


                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                       1995            1994               1995             1994

  Revenues:
    Lease revenue                                   $   75,733      $  140,046        $   155,271      $   268,273
    Interest and other income                            6,790           5,016             15,441            9,148
    Gain on disposition of equipment                    36,886              --             52,339            4,281
  Total revenues                                       119,409         145,062            223,051          281,702

  Expenses:
    Depreciation                                        25,507          43,409             61,460           86,928
    Management fees to affiliate                         5,956           6,246             12,339           20,882
    Repairs and maintenance                             10,540           7,344             32,419           13,903
    General and administrative
      expenses to affiliates                            18,741          22,156             41,352           41,041
    Other general and administrative expenses            6,250          19,447             28,914           24,610
    Bad debt expense                                      (764)          4,906             36,306           11,951
  Total expenses                                        66,230         103,508            212,790          199,315

  Net income                                        $   53,179      $   41,554        $    10,261      $    82,387

  Partners' share of net income:

    Limited Partners - 99%                          $   52,647      $   41,139        $    10,158      $    81,564
    General Partner - 1%                                   532             415                103              823

  Total                                             $   53,179      $   41,554        $    10,261      $    82,387

  Net income per Limited
    Partnership Unit (9,529 units)                  $     5.52      $     4.32        $      1.07      $      8.56

  Cash distributions                                $  280,753      $   83,618        $   564,371      $   231,417

  Cash distributions per Limited
    Partnership Unit                                $    29.17      $     8.69        $     58.63      $     24.04



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1993 to June 30, 1995



                                                           Limited            General
                                                          Partners           Partners             Total

  Partners' capital (deficit)
    at December 31, 1993                               $   1,615,924        $ (25,928)         $  1,589,996

  Net income                                                 191,753            1,937               193,690

  Cash distributions                                        (394,668)          (3,986)             (398,654)

  Partners' capital (deficit)
    at December 31, 1994                                   1,413,009          (27,977)            1,385,032

  Net income                                                  10,158              103                10,261

  Cash distributions                                        (558,727)          (5,644)             (564,371)

  Partners' capital (deficit)
    at June 30, 1995                                   $     864,440        $ (33,518)         $    830,922



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the six months ended
                                                                                        June 30,
                                                                                1995                1994
  Operating activities:
  Net income                                                                 $   10,261         $    82,387
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on disposition of equipment                                          (52,339)             (4,281)
      Depreciation                                                               61,460              86,928
      Changes in operating assets and liabilities
        Accounts receivable, net                                                 70,084              35,292
        Due from affiliate                                                       (5,895)            (18,690)
        Prepaid insurance and other assets                                        1,287               1,386
        Accounts payable and other liabilities                                   (4,927)              7,287
  Net cash provided by operating activities                                      79,931             190,309

  Investing activities:
    Proceeds from disposition of equipment                                      338,662               6,584
    Payments received on finance leases                                           9,713               8,791
  Net cash provided by investing activities                                     348,375              15,375

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (564,371)           (231,417)

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                    (136,065)            (25,733)

  Cash and cash equivalents at beginning of period                              524,782             528,066

  Cash and cash equivalents at end of period                                 $  388,717         $   502,333



                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1995, and the statements of income for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to June 30, 1995, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                  June 30,          December 31,
                                                    1995                1994

Marine containers                                $   365,716        $   417,961
Trailers                                           1,367,335          2,623,993
                                                   1,733,051          3,041,954
Less accumulated depreciation                     (1,371,024)        (2,332,144)

Net equipment                                    $   362,027        $   709,810


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1995. With the exception of 24 trailers, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1994. The carrying value of the off-lease equipment was $224,848 at December 31, 1994.

During the six months ended June 30, 1995, the Partnership sold or disposed of 30 trailers and 27 marine containers with an aggregate net book value of $286,323 for proceeds of $338,662. During the six months ended June 30, 1994, the Partnership disposed of four marine containers with a net book value of $2,303 for proceeds of $6,584.

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

(B)  Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment results unpredictably from the wear, tear, and general risk of normal operations. During the six months ended June 30, 1995, one trailer and five marine containers owned by TEP IXA were sold or disposed of for a total of $32,157. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft. The Partnership will receive future lease payments totaling $234,000 with an additional balloon payment of $919,012 at the end of the lease term; 14 trailers and three marine containers owned by TEP IXB were sold for a total of $175,606; five twin stack railcars and three trailers owned by TEP IXC were sold for $520,760; and 30 trailers and 27 marine container owned by TEP IXD were sold or disposed of for $338,662.

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1995 and 1994

TEP IXA

(A)  Revenues

Total revenues of $658,947 for the quarter ended June 30, 1995, increased from $155,051 for the same period in 1994, due primarily to a gain recorded on the sale of assets during the second quarter of 1995, compared to no sales during the same period in 1994.

(1) Lease revenue decreased to $120,131 in the second quarter 1995, from $153,361 in the same period of 1994. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                         June 30,
                                                  1995             1994

  Trailers                                     $   71,754       $  101,020
  Rail equipment                                   25,950           25,950
  Marine containers                                22,427           26,391

                                               $  120,131       $  153,361

This increase was due primarily to the following:

     (a) Trailer revenue decreased $29,266 due to the sale of 12 trailers, one yardster and one forklift in 1994, and one trailer in 1995;

     (b) Marine container revenue decreased $3,964 due to the disposal of six marine containers in 1994, and five in 1995, and a decline in utilization of the reefer fleet from 1994 levels.

(2) For the quarter ended June 30, 1995, the Partnership realized a gain of $535,795 on the sale or disposition of three marine containers and one aircraft which was structured as a sales-type lease. The

Partnership will receive future lease payments totaling $234,000 with an additional balloon payment of $919,012 at the end of the one-year lease term related to the aircraft.

(B)  Expenses

Total expenses of $196,000 for the quarter ended June 30, 1995, decreased from $231,055 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in all general and administrative expenses, depreciation expense, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $24,308 in 1995, from $30,499 in 1994, due to a decrease in repairs and maintenance for trailers in the short-term rental facilities. In the second quarter of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities. The decrease in trailer repair costs was offset, in part, by an increase in repairs and maintenance due to the refurbishment on the Partnership's aircraft prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $171,692 in the second quarter 1995, from $200,556 in the same period in 1994. This change resulted primarily from:

     (a) a decrease of $18,959 in general and administrative expenses from 1994 levels due to lower administrative costs associated with the Partnership;

     (b) a decrease in depreciation expense of $9,906 from 1994 levels reflecting asset sales or dispositions during 1995 and 1994.

(C)  Net Income (Loss)

The Partnership's net income increased to $462,947 in the second quarter 1995, from a net loss of $76,004 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1995, is not necessarily indicative of future periods. In the second quarter 1995, the Partnership distributed $73,719 to the Limited Partners, or approximately $3.04 per unit.

TEP IXB

(A)  Revenues

Total revenues of $175,177 for the quarter ended June 30, 1995, decreased from $218,711 for the same period in 1994 due primarily to lower lease revenues offset by a gain from the sale of equipment in the second quarter of 1995, compared to a loss in the same period in 1994.

(1) Lease revenue decreased to $115,086 in the second quarter 1995, from $226,054 in the same period in 1994. The following table lists lease revenues earned by equipment type:


                                                For the three months ended
                                                         June 30,
                                                  1995             1994

  Aircraft                                     $   48,593       $   48,593
  Trailers and tractors                            38,324          111,905
  Rail equipment                                   21,870           57,051
  Marine containers                                 6,299            8,505

                                               $  115,086       $  226,054

The decline was due primarily to the following:

     (a) Trailer and tractor revenue decreased $73,581 due to the sale of 13 tractors and six trailers in 1994 and 14 trailers in 1995, offset by an increase in trailer revenues as trailers completed the transition from term leases to operation in the short-term rental facilities. Trailers operating in short-term rental facilities generate higher per day revenue than term lease trailers;

     (b) Railcar revenue decreased $35,181 due to the sale of the letro porter in the third quarter of 1994, and the off-lease status of the sidelift at the beginning of 1995.

(2) For the quarter ended June 30, 1995, the Partnership realized a gain of $55,010 on the sale or disposition of 13 trailers and two marine containers, compared to the same period in 1994, where the Partnership realized a loss of $10,724 on the sale or disposal of five trailers and one marine container.

(B)  Expenses

Total expenses of $112,715 for the quarter ended June 30, 1995, decreased from $190,286 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in repairs and maintenance, all general and administrative expenses, and depreciation.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $9,851 in the second quarter 1995, from $36,539 in the same period in 1994. This decrease was attributable to the sale of six trailers in 1994 and 14 trailers in 1995 and a decrease in shop repairs for the Partnership's railcars.

(2) Indirect operating expenses (defined as depreciation expense, management fees, all general and administrative expenses, and bad debt expense) decreased to $102,864 in the second quarter 1995, from $153,747 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $26,796 from 1994 levels reflecting assets sales or dispositions during 1995 and 1994;

     (b) a decrease of $24,086 in general and administrative expenses from 1994 levels due to lower administrative costs associated with the Partnership.

(C)  Net Income

The Partnership's net income of $62,462 in the second quarter 1995, increased from a net income of $28,425 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1995, is not necessarily indicative of future periods. In the second quarter 1995, the Partnership distributed $132,561 to the Limited Partners, or approximately $7.59 per unit.

TEP IXC

(A)  Revenues

Total revenues for the quarter ended June 30, 1995, decreased to $177,356 from $251,418 for the same period in 1994, due primarily to lower lease revenues.

(1) Lease revenue decreased to $171,549 in the second quarter 1995, from $249,014 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                         June 30,
                                                  1995             1994

  Trailers and tractors                        $  143,501       $  197,556
  Aircraft                                         17,100           21,863
  Rail equipment                                    9,175           27,875
  Marine containers                                 1,773            1,720

                                               $  171,549       $  249,014

The decline was due primarily to the following:

     (a) Trailer revenue decreased $54,055 in 1995, as compared to 1994 levels due to lower utilization in the short-term rental facilities in 1995 compared to 1994 levels, and the sale of three trailers in 1995;

     (b) Aircraft revenue decreased $4,763 in 1995, as compared to 1994 levels, due to the terms of the original lease agreement which called for a decrease in rate for 1995;

     (c) Rail revenue decreased $18,700 in 1995, as compared to 1994 levels due to the sale of five twin stack railcars in the first quarter of 1995.

(2) For the quarter ended June 30, 1995, the Partnership realized a loss of $1,628 on the sale of three trailers, compared to the same period in 1994, where the Partnership realized a gain of $505 on the sale or disposal of three trailers and three marine containers.

(3) Interest and other income increased $5,536 due to an increase in cash available for short-term investment.

(B)  Expenses

Total expenses of $166,677 for the quarter ended June 30, 1995, decreased from $207,784 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in depreciation and all general and administrative expenses, offset by increases in repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $38,325 in the second quarter 1995, from $33,250 in the same period in 1994. This increase was attributable to higher maintenance expense incurred on the increased number of trailers in the short-term rental facilities as compared to the same period in 1994, when some rental yard trailers were on net term leases.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $128,352 in the second quarter 1995, from $174,534 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease in general and administrative expenses of $33,388 due to lower administrative costs associated with the Partnership;

     (b) a decrease in depreciation expense of $12,794 from 1994 levels reflecting asset sales during 1995.

(C)  Net Income

The Partnership's net income decreased to $10,679 in the second quarter 1995, from $43,634 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1995, is not necessarily indicative of future periods. In the second quarter 1995, the Partnership distributed $548,855 to the Limited Partners, or approximately $32.45 per unit.

TEP IXD

(A) Revenues

Total revenues of $119,409 for the quarter ended June 30, 1995 decreased from $145,062 for the same period in 1994, due primarily to lower lease revenues, offset by a gain on sale of equipment for the second quarter of 1995, compared to no sales in the same period in 1994.

(1) Lease revenues decreased to $75,733 in the second quarter 1995, from $140,046 in the same period in 1994. The following table lists lease revenue earned by equipment type:

                                                For the three months ended
                                                         June 30,
                                                  1995             1994

  Trailers                                     $   57,241       $  121,668
  Marine containers                                18,492           18,378
                                               ----------       ----------
                                               $   75,733       $  140,046

Lease revenue decreased $64,427 due primarily to the sale of 30 trailers during the first and second quarters of 1995, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner.

(2) For the quarter ended June 30, 1995, the Partnership realized a gain of $36,886 on the sale or disposal of six trailers and 19 marine containers. There were no sales or disposals for the same period in 1994.

(B)  Expenses

Total expenses of $66,230 for the quarter ended June 30, 1995, decreased from $103,508 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in depreciation, all general and administrative expenses, and bad debt expense partially offset by an increase in repair and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $10,540 in the second quarter 1995, from $7,344 in the same period in 1994. This change resulted primarily from the refurbishment of six trailers prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and all general and administrative expenses) decreased to $55,690 in the second quarter 1995, from $96,164 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $17,902 from 1994 levels, reflecting asset sales or dispositions during 1995;

     (b) a decrease of $16,612 in general and administrative expenses from 1994 levels due to lower administrative costs associated with the short-term rental facilities;

     (c) a decrease of $5,670 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C)  Net Income

The Partnership's net income of $53,179 in the second quarter 1995, increased from a net income of $41,554 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1995, is not necessarily indicative of future periods. In the second quarter 1995, the Partnership distributed $277,945 to the Limited Partners, or approximately $29.17 per unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1995 and 1994

TEP IXA

(A)  Revenues

Total revenues of $792,659 for the six months ended June 30, 1995, increased from $267,062 for the same period in 1994, due primarily to a gain recorded on the sale of assets during 1995 compared to a loss on assets sales in 1994.

(1) Lease revenue decreased to $240,224 in the six months ended June 30, 1995, from $268,309 in the same period of 1994. The following table lists lease revenues earned by equipment type:

                                                 For the six months ended
                                                         June 30,
                                                  1995             1994

  Trailers                                     $  142,609       $  166,775
  Rail equipment                                   51,900           44,429
  Marine containers                                45,715           57,105
                                               ----------       ----------
                                               $  240,224       $  268,309

The decline was due primarily to the following:

     (a) Trailer revenue decreased $24,166 due to the sale of 12 trailers, one yardster and one forklift in 1994 and one trailer in 1995;

     (b) Marine container revenue decreased $11,390 due to the disposal of six marine containers in 1994 and five in 1995, and a decline in utilization of the reefer fleet from 1994 levels;

     (c) Rail revenue increased $7,471 from 1994 levels due to a rental credit which was given to a current lessee in the first quarter of 1994.

(2) For the six months ended June 30, 1995, the Partnership realized a gain of $545,340 on the sale or disposition of one trailer, five marine containers, and one commuter aircraft, compared to the same period in 1994, where the Partnership realized a loss of $4,683 on the sale of nine trailers. The sale of the commuter aircraft in the second quarter of 1995 was structured as a sales-type lease. The Partnership will receive future lease payments totaling $234,000 with an additional balloon payment of $919,012 at the end of the one-year lease term.

(B)  Expenses

Total expenses of $437,211 for the six months ended June 30, 1995, increased slightly from $433,710 for the same period in 1994. The increase in 1995 expenses was attributable to increases in repairs and maintenance, offset by decreases in depreciation expense and all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $105,819 in 1995, from $66,784 in 1994. This increase was due primarily to the refurbishment required on the Partnership's aircraft which came off-lease in the beginning of 1995. This increase was slightly offset by a decrease in repairs and maintenance for trailers in the short-term rental facilities. In the first quarter of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $331,392 in the six months ended June 30, 1995, from $366,926 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease in depreciation expense of $20,163 from 1994 levels reflecting assets sales or dispositions during 1995 and 1994;

     (b) a decrease of $15,117 in general and administrative expenses from 1994 levels due to lower administrative costs associated with the Partnership.

(C)  Net Income (Loss)

The Partnership's net income increased to $355,448 in the six months ended June 30, 1995, from a net loss of $166,648 in the same period in 1994. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1995, is not necessarily indicative of future periods. In the six months ended June 30, 1995, the Partnership distributed $147,451 to the Limited Partners, or approximately $6.07 per unit.

TEP IXB

(A)  Revenues

Total revenues of $344,570 for the six months ended June 30, 1995, decreased from $472,820 for the same period in 1994 due primarily to lower lease revenue.

(1) Lease revenue decreased to $260,644 in the six months ended June 30, 1995, from $393,028 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                 For the six months ended
                                                         June 30,
                                                  1995             1994

  Trailers and tractors                        $  110,826       $  177,963
  Aircraft                                         97,188           97,185
  Rail equipment                                   37,897           99,202
  Marine containers                                14,733           18,678
                                               ----------       ----------
                                               $  260,644       $  393,028

The decline was due primarily to the following:

     (a) Railcar revenue decreased $61,305 due to the sale of the letro porter in the third quarter of 1994, and the off-lease status of the sidelift at the beginning of 1995;

     (b) Trailer and tractor revenue decreased $67,137 due to the sale of 13 tractors and six trailers in 1994 and 14 trailers in 1995, offset by an increase in trailer revenues as trailers completed the transition from term leases to operation in the short-term rental facilities. Trailers operating in short-term rental facilities generate higher per day revenue than term lease trailers.

(2) For the six months ended June 30, 1995, the Partnership realized a gain of $72,554 on the sale or disposition of 14 trailers and three marine containers, compared to the same period in 1994, where the Partnership realized a gain of $73,822 on the sale or disposal of eight tractors, five trailers and one marine container.

(B)  Expenses

Total expenses of $283,467 for the six months ended June 30, 1995, decreased from $357,862 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in depreciation, repairs and maintenance, and management fees, offset by increases in all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $26,857 in the six months ended June 30, 1995, from $53,273 in the same period in 1994. This decrease was attributable to a decrease in repairs and maintenance due to the sale of six trailers in 1994 and 14 trailers in 1995, and decreases in shop repairs for the Partnership's railcars.

(2) Indirect operating expenses (defined as depreciation expense, management fees, all general and administrative expenses, and bad debt expense) decreased to $256,610 in the six months ended June 30, 1995, from $304,589 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $63,412 from 1994 levels reflecting assets sales or dispositions during 1995 and 1994;

     (b) a decrease in management fees to affiliate of $4,105 from 1994 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (c) an increase of $19,538 in general and administrative expenses from 1994 levels. This reflects the increased administrative costs associated with the short-term rental facilities due to increased volume of trailers operating in these facilities.

(C)  Net Income

The Partnership's net income of $61,103 in the six months ended June 30, 1995, decreased from a net income of $114,958 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1995, is not necessarily indicative of future periods. In the six months ended June 30, 1995, the Partnership distributed $365,731 to the Limited Partners, or approximately $20.95 per unit.

TEP IXC

(A)  Revenues

Total revenues for the six months ended June 30, 1995, increased to $610,479 from $472,408 for the same period in 1994, due primarily to a gain recorded from the sale of assets in 1995 compared to a loss on the sale of assets during 1994.

(1) Lease revenue decreased to $362,059 in the six months ended June 30, 1995, from $468,795 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                 For the six months ended
                                                         June 30,
                                                  1995             1994

  Trailers and tractors                        $  296,829       $  371,211
  Aircraft                                         34,200           43,726
  Rail equipment                                   26,110           49,058
  Marine containers                                 4,920            4,800

                                               $  362,059       $  468,795

The decline was due primarily to the following:

     (a) Trailer revenue decreased $74,382 in 1995 as compared to 1994 levels due to lower utilization in the short-term rental facilities, primarily refrigerated trailers, in 1995 compared to 1994 levels, and the sale of three trailers in 1995;

     (b) Aircraft revenue decreased $9,526 in 1995, as compared to 1994 levels, due to the terms of the original lease agreement which called for a decrease in rate for 1995;

     (c) Rail revenue decreased $22,948 in 1995, as compared to 1994 levels due to the sale of five twin stack railcars in the first quarter of 1995.

(2) For the six months ended June 30, 1995, the Partnership realized a gain of $234,444 on the sale of three trailers and five twin stack railcars, compared to the same period in 1994, where the Partnership realized a gain of $486 on the sale or disposal of two trailers and one marine container.

(3) Interest and other income increased $10,849 due to an increase in cash available for short-term investment.

(B)  Expenses

Total expenses of $361,582 for the six months ended June 30, 1995, decreased from $397,169 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in all general and administrative expenses, depreciation and management fees, offset by an increase in repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $87,283 in the six months ended June 30, 1995, from $58,140 in the same period in 1994. This increase was attributable to higher maintenance expense incurred on the increased trailers in the short-term rental facilities as compared to the same period in 1994 when some rental yard trailers were on net term leases.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $274,299 in the six months ended June 30, 1995, from $339,029 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease in general and administrative expenses of $40,402 due to lower administrative costs associated with the Partnership;

     (b) a decrease in depreciation expense of $19,152 from 1994 levels reflecting asset sales during 1995;

     (c) a decrease in management fees to affiliate of $5,176 from 1994 levels due to lower levels of operating cash flows during 1995. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C)  Net Income

The Partnership's net income increased to $248,897 in the six months ended June 30, 1995, from $75,239 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1995, is not necessarily indicative of future periods. In the six months ended June 30, 1995, the Partnership distributed $702,328 to the Limited Partners, or approximately $41.52 per unit.

TEP IXD

(A)  Revenues

Total revenues of $223,051 for the six months ended June 30, 1995 decreased from $281,702 for the same period in 1994 due primarily to lower lease revenues, offset by a larger gain on sale of equipment in 1995 compared to 1994.

(1) Lease revenues decreased to $155,271 in the six months ended June 30, 1995, from $268,273 in the same period in 1994. The following table lists lease revenue earned by equipment type:



                                                 For the six months ended
                                                         June 30,
                                                  1995             1994

  Trailers                                     $  114,451       $  232,435
  Marine containers                                40,820           35,838
                                               ----------       ----------
                                               $  155,271       $  268,273

The decrease was due to the following:

     (a) Trailer revenue decreased $117,984 due primarily to the sale of 30 trailers during the first and second quarters of 1995, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue increased $4,982 primarily due to an increase in utilization for dry marine containers from 1994 levels, offset by a decrease in revenue due to the disposal of 27 marine containers in 1995 and 24 in 1994.

(2) For the six months ended June 30, 1995, the Partnership realized a gain of $52,339 on the sale or disposal of 30 trailers and 27 marine containers, compared to the same period in 1994, where the Partnership realized a gain $4,281 on the disposition of four marine containers.

(3) Interest and other income increased $6,293 due to an increase in cash available for short-term investment.

(B)  Expenses

Total expenses of $212,790 for the six months ended June 30, 1995, increased from $199,315 for the same period in 1994. The increase in 1995 expenses was attributable primarily to increases in bad debt expense, repair and maintenance and all general and administrative expenses, partially offset by decreases in depreciation and management fees.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $32,419 in the six months ended June 30, 1995, from $13,903 in the same period in 1994. This change resulted primarily from the refurbishment of 30 trailers prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and all general and administrative expenses) decreased to $180,371 in the six months ended June 30, 1995, from $185,412 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $25,468 from 1994 levels, reflecting asset sales or dispositions during 1995;

     (b) a decrease in management fees to affiliate of $8,543 from 1994 levels due to changes in the level of operating cash flow between the two years. Management fees are calculated monthly as the greater of 10% of Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (c) an increase of $24,355 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (d) an increase of $4,615 in general and administrative  expenses from 1994
levels  due  to  slightly  higher   administrative  costs  associated  with  the
Partnership.

(C)  Net Income

The Partnership's net income of $10,261 in the six months ended June 30, 1995, decreased from a net income of $82,387 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1995, is not necessarily indicative of future periods. In the six months ended June 30, 1995, the Partnership distributed $558,727 to the Limited Partners, or approximately $58.63 per unit.

Trends

Inflation and changing prices did not materially impact the Partnerships' revenues or expenses during the reported periods.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PLM TRANSPORTATION EQUIPMENT
                                     PARTNERS IXB 1986 INCOME FUND

                                     By:  PLM Financial Services, Inc.
                                          General Partner




Date:  August 10, 1995               By:  /s/ David J. Davis
                                          -------------------
                                          David J. Davis
                                          Vice President and
                                          Corporate Controller