Form 10-Q
period 1996-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
filed 1996-08-12
CIK 778792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1996.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                                June 30,           December 31,
                                                                                 1996                  1995
                                                                             -------------------------------------

   Equipment held for operating leases, at cost                              $  4,060,455         $   4,242,401
   Less accumulated depreciation                                               (3,511,421 )          (3,567,969 )
                                                                             -------------------------------------
     Net equipment                                                                549,034               674,432

   Cash and cash equivalents                                                      159,636               251,709
   Accounts receivable, net of allowance for doubtful
     accounts of $59,970 in 1996 and $57,022 in 1995                               89,043               107,933
   Net investment in sales-type lease                                                  --             1,003,564
   Due from affiliates                                                                 --                 2,941
   Prepaid insurance                                                                  909                 3,544
                                                                             -------------------------------------

   Total assets                                                              $    798,622         $   2,044,123
                                                                             =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                         $      5,059         $          --
   Accounts payable                                                                 5,477                23,272
   Prepaid deposits                                                                 2,854                20,028
                                                                             -------------------------------------
         Total liabilities                                                         13,390                43,300

   Partners' capital (deficit):

   Limited Partners (24,285 units)                                                884,334             2,087,769
   General Partner                                                                (99,102 )             (86,946 )
                                                                             -------------------------------------
         Total partners' capital                                                  785,232             2,000,823
                                                                             -------------------------------------

   Total liabilities and partners' capital                                   $    798,622         $   2,044,123
                                                                             =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME



                                                       For the three months                 For the six months
                                                          ended June 30,                      ended June 30,
                                                        1996            1995              1996              1995
                                                    ----------------------------      -------------------------------
   Revenues:
     Lease revenue                                  $  109,072      $  120,131        $    220,209      $  240,224
     Interest and other income                           1,880           3,021              12,845           7,095
     Gain on disposition of equipment                   42,312         535,795              44,981         545,340
                                                    ----------------------------      -------------------------------
   Total revenues                                      153,264         658,947             278,035         792,659

   Expenses:
     Depreciation                                       52,148          99,640             105,382         201,500
     Management fees to affiliate                       15,178          15,178              31,204          30,356
     Repairs and maintenance                            13,905          24,308              25,899         105,819
     General and administrative
       expenses to affiliates                           21,838          30,045              45,495          60,724
     Other general and administrative expenses          22,034          26,829              42,965          38,812
                                                                                      -------------------------------
                                                    ----------------------------
   Total expenses                                      125,103         196,000             250,945         437,211
                                                    ----------------------------      -------------------------------

   Net income                                       $   28,161      $  462,947        $     27,090      $  355,448
                                                    ============================      ===============================

   Partners' share of net income

     Limited Partners - 99%                         $   27,879      $  458,318        $     26,819      $  351,894
     General Partner - 1%                                  282           4,629                 271           3,554
                                                    ----------------------------      -------------------------------

   Total                                            $   28,161      $  462,947        $     27,090      $  355,448
                                                    ============================      ===============================

   Net income per Limited
     Partnership Unit - 24,285 units                $     1.15      $    18.87        $       1.10      $    14.49
                                                    ============================      ===============================

   Cash distributions                               $   68,216      $   74,464        $    142,681      $  148,940
                                                    ============================      ===============================

   Cash distributions per Limited
     Partnership Unit                               $     2.78      $     3.04        $       5.82      $     6.07
                                                    ============================      ===============================

   Special cash distributions                       $  100,000      $       --        $  1,100,000      $       --
                                                    ============================      ===============================

   Special cash distributions per
     Limited Partnership Unit                       $     4.08      $       --        $      44.84      $       --
                                                    ============================      ===============================

   Total cash distribution per
     Limited Partnership Unit                       $     6.86      $     3.04        $      50.66      $     6.07
                                                    ============================      ===============================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to June 30, 1996



                                                           Limited            General
                                                           Partners          Partners            Total
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $   1,913,772        $ (88,703 )      $   1,825,069

   Net income                                                 468,887            4,736              473,623

   Cash distributions                                        (294,890 )         (2,979 )           (297,869 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                   2,087,769          (86,946 )          2,000,823

   Net income                                                  26,819              271               27,090

   Quarterly cash distributions                              (141,254 )         (1,427 )           (142,681 )

   Special distributions                                   (1,089,000 )        (11,000 )         (1,100,000 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at June 30, 1996                                   $     884,334        $ (99,102 )      $     785,232
                                                        ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                    For the six months
                                                                                      ended June 30,
                                                                                  1996                1995
                                                                             ----------------------------------
   Operating activities:
   Net income                                                                 $     27,090        $   355,448
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on disposition of equipment                                            (44,981 )         (545,340 )
       Depreciation                                                                105,382            201,500
       Changes in operating assets and liabilities
         Accounts receivable, net                                                   18,890             11,981
         Due to/from affiliates                                                      8,000             (5,673 )
         Prepaid insurance                                                           2,635              2,196
         Accounts payable                                                          (17,795 )           48,463
         Prepaid deposits                                                          (17,174 )          (47,101 )
                                                                             ----------------------------------
   Cash provided by (used in ) operating activities                                 82,047             21,474
                                                                             ----------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                         64,997             32,157
     Payments received on sales-type lease                                       1,003,564                 --
     Payments for purchase of capital improvements                                      --               (876 )
                                                                             ----------------------------------
   Cash provided by investing activities                                         1,068,561             31,281
                                                                             ----------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to General Partner                                 (1,230,254 )         (147,451 )
     Cash distributions paid to Limited Partners                                   (12,427 )           (1,489 )
                                                                             ----------------------------------
   Cash used in financing activities                                            (1,242,681 )         (148,940 )
                                                                             ----------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                       (92,073 )          (96,185 )

   Cash and cash equivalents at beginning of period                                251,709            298,718
                                                                             ----------------------------------

   Cash and cash equivalents at end of period                                 $    159,636        $   202,533
                                                                             ==================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of income for the three and six months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                  June 30,          December 31,
                                                    1996                1995
                                               ------------------------------------

   Rail equipment                              $     783,870       $     783,870
   Marine containers                               1,254,733           1,420,872
   Trailers                                        2,021,852           2,037,659
                                               ------------------------------------
                                                   4,060,455           4,242,401
   Less accumulated depreciation                  (3,511,421 )        (3,567,969 )
                                               ------------------------------------

   Net equipment                               $     549,034       $     674,432
                                               ====================================

All equipment was either on lease or operating in PLM affiliated short-term rental facilities except one forklift with a net carrying value of $41,712 as of June 30, 1996. All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995.

During the six months ended June 30, 1996, the Partnership sold or disposed of 10 marine containers and one trailer with an aggregate book value of $20,016 for proceeds of $64,997. In addition, additional proceeds of $2,629 was received for the commuter aircraft which was under sales-type lease. During the six months ended June 30, 1995, the Partnership sold or disposed of one trailer and five marine containers with an aggregate book value of $21,367 for proceeds of $32,157. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for future costs of sale.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

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

During the six months ended June 30, 1996, the General Partner paid special distributions of $44.84 per Limited Partnership Unit which were the result of proceeds from the sale of the commuter aircraft. No special distributions was paid during the six months ended June 30, 1995. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS



                                     ASSETS

                                                                             June 30,          December 31,
                                                                              1996                  1995
                                                                         -------------------------------------

   Equipment held for operating leases, at cost                          $   2,583,795         $   2,908,067
   Less accumulated depreciation                                            (2,201,742 )          (2,408,060 )
                                                                         -------------------------------------
     Net equipment                                                             382,053               500,007

   Cash and cash equivalents                                                   296,744               351,363
   Investment in unconsolidated special purpose entity                         115,415               222,128
   Accounts receivable, net of allowance for doubtful
     accounts of $27,731 in 1996 and $29,460 in 1995                            48,368                82,668
   Prepaid insurance                                                               649                 2,447
                                                                         -------------------------------------

   Total assets                                                          $     843,229         $   1,158,613
                                                                         =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       3,637         $       3,637
   Accounts payable and other liabilities                                        7,954                72,569
   Prepaid deposits                                                                 68                16,248
                                                                         -------------------------------------
         Total liabilities                                                      11,659                92,454

   Partners' capital (deficit):

   Limited Partners (17,460 units)                                             900,121             1,132,364
   General Partner                                                             (68,551 )             (66,205 )
                                                                         --------------        --------------
                                                                                       --------              -
         Total partners' capital                                               831,570             1,066,159
                                                                         -------------------------------------

   Total liabilities and partners' capital                               $     843,229         $   1,158,613
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                        1996            1995              1996            1995
                                                    -----------------------------     -----------------------------
   Revenues:
     Lease revenue                                  $   70,109      $  115,086        $  147,601      $   260,644
     Interest and other income                           3,643           5,081             7,738           11,372
     Gain on disposition of equipment                   17,915          55,010            29,766           72,554
                                                    -----------------------------     -----------------------------
   Total revenues                                       91,667         175,177           185,105          344,570

   Expenses:
     Depreciation                                       35,757          66,433            74,126          137,531
     Management fees to affiliate                       10,912          10,912            21,825           21,825
     Repairs and maintenance                            14,198           9,851            23,416           26,857
     General and administrative
       expenses to affiliates                           15,930          23,563            35,318           52,856
     Other general and administrative expenses          11,892           1,956            22,401           44,398
                                                    -----------------------------     -----------------------------
   Total expenses                                       88,689         112,715           177,086          283,467
   Equity in net loss of unconsolidated special
     purpose entity                                    (18,239 )                         (39,106 )             --
                                                    -----------------------------     -----------------------------
   Net income (loss)                                $  (15,261 )    $   62,462        $  (31,087 )    $    61,103
                                                    =============================     =============================

   Partners' share of net income (loss)

     Limited Partners - 99%                         $  (15,108 )    $   61,837        $  (30,776 )    $    60,492
     General Partner - 1%                                 (153 )           625              (311 )            611
                                                    -----------------------------     -----------------------------

   Total                                            $  (15,261 )    $   62,462        $  (31,087 )    $    61,103
                                                    =============================     =============================

   Net income (loss) per Limited
     Partnership Unit - 17,460 units                $    (0.87 )    $     3.54        $    (1.76 )    $      3.46
                                                    =============================     =============================

   Cash distributions                               $  101,751      $  133,900        $  203,502      $   369,425
                                                    =============================     =============================

   Cash distributions per Limited
     Partnership Unit                               $     5.77      $     7.59        $    11.54      $     20.95
                                                    =============================     =============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to June 30, 1996



                                                           Limited            General
                                                           Partners          Partners            Total
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $  1,717,622        $ (60,293 )      $   1,657,329

   Net income                                                 82,176              830               83,006

   Cash distributions                                       (667,434 )         (6,742 )           (674,176 )
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                  1,132,364          (66,205 )          1,066,159

   Net loss                                                  (30,776 )           (311 )            (31,087 )

   Cash distributions                                       (201,467 )         (2,035 )           (203,502 )
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at June 30, 1996                                   $    900,121        $ (68,551 )      $     831,570
                                                        ====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the six months ended
                                                                                        June 30,
                                                                                 1996              1995
                                                                             --------------------------------
   Operating activities:
   Net (loss) income                                                         $  (31,087 )      $    61,103
   Adjustments to reconcile net (loss) income
     to net cash provided by operating activities:
       Gain on disposition of equipment                                         (29,766 )          (72,554 )
       Depreciation                                                              74,126            137,531
       Cash distributions from unconsolidated special
         purpose entity in excess of income accrued                             106,713                 --
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                34,300             30,145
         Prepaid insurance                                                        1,798              1,782
         Due to affiliates                                                           --             (2,725 )
         Accounts payable                                                       (64,615 )           (8,736 )
         Prepaid deposits                                                       (16,180 )            1,101
                                                                             --------------------------------
   Cash provided by operating activities                                         75,289            147,647
                                                                             --------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                      73,594            175,606
     Payments for purchase of capital improvements                                   --             (2,120 )
                                                                             --------------------------------
   Cash provided by investing activities                                         73,594            173,486

   Cash flows used in financing activities:
     Cash distributions paid to General Partner                                (201,467 )         (365,731 )
     Cash distributions paid to Limited Partners                                 (2,035 )           (3,694 )
                                                                             --------------------------------
   Cash used in financing activities                                           (203,502 )         (369,425 )
                                                                             --------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                    (54,619 )          (48,292 )

   Cash and cash equivalents at beginning of period                             351,363            492,060
                                                                             --------------------------------

   Cash and cash equivalents at end of period                                $  296,744        $   443,768
                                                                             ================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows:


                                                  June 30,        December 31,
                                                    1996               1995
                                               ----------------------------------

   Rail equipment                              $     867,300      $     867,300
   Marine containers                                 367,784            413,633
   Trailers and tractors                           1,348,711          1,627,134
                                               ----------------------------------
                                                   2,583,795          2,908,067
   Less accumulated depreciation                  (2,201,742 )       (2,408,060 )
                                               ----------------------------------

   Net equipment                               $     382,053      $     500,007
                                               ==================================


With the exception of one sidelift with an aggregate net carrying value of $59,706, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of June 30, 1996. At June 30, 1996, a jointly-owned aircraft was subject to a pending sale contract. The investment in this aircraft was $115,415. With the exception of one trailer and one sidelift with a carrying value of $79,024, all equipment was on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the six months ended June 30, 1996, the Partnership sold or disposed of seven trailers and two marine containers with an aggregate net book value of $43,828 for proceeds of $73,594. During the six months ended June 30, 1995, the Partnership sold or disposed of 14 trailers and three marine containers with an aggregate net book value of $103,052 for proceeds of $175,606.

3.   Liquidation

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

3.   Liquidation (continued)

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

The principal differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

The "Investment in unconsolidated special purpose entity" includes a 50% interest in a commuter aircraft.

5.   Subsequent Event

On July 31, 1996, the General Partner sold an aircraft that the Partnership holds an investment of 50%. The Partnership received $442,500 for its $115,415 investment in the aircraft. The investment is included in "Investment in unconsolidated special purpose entity" at June 30, 1996.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                             June 30,            December 31,
                                                                              1996                   1995
                                                                         ---------------------------------------

   Equipment held for operating leases, at cost                          $   3,745,431          $   4,007,465
   Less accumulated depreciation                                            (3,233,570 )           (3,354,708 )
                                                                         ---------------------------------------
       Net equipment                                                           511,861                652,757

   Cash and cash equivalents                                                   431,315                248,504
   Investment in unconsolidated special purpose entity                              --                133,363
   Accounts receivable, net of allowance for doubtful
     accounts of $13,617 in 1996 and $9,684 in 1995                             58,400                104,717
   Prepaid insurance and other assets                                              728                 22,438
                                                                         ---------------------------------------

   Total assets                                                          $   1,002,304          $   1,161,779
                                                                         =======================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       3,523          $       3,523
   Accounts payable                                                              8,762                 12,939
                                                                         ---------------------------------------
         Total liabilities                                                      12,285                 16,462

   Partners' capital (deficit):

   Limited Partners (16,914 units)                                           1,054,581              1,208,326
   General Partner                                                             (64,562 )              (63,009 )
                                                                         --------------         --------------
                                                                                       ---------              --
         Total partners' capital                                               990,019              1,145,317
                                                                         ---------------------------------------

    Total liabilities and partners' capital                              $   1,002,304          $   1,161,779
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME



                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                        1996            1995              1996            1995
                                                    -----------------------------     -----------------------------

   Revenues:
     Lease revenue                                  $   81,683      $  171,549        $  188,321      $  362,059
     Interest and other income                           4,758           7,435             7,673          13,976
     Gain (loss) on disposition of equipment            16,513          (1,628 )          18,201         234,444
                                                    -----------------------------     -----------------------------
   Total revenues                                      102,954         177,356           214,195         610,479

   Expenses:
     Depreciation                                       51,803          68,474           105,789         143,947
     Management fees to affiliate                       10,590          10,568            22,024          24,217
     Repairs and maintenance                            23,478          38,325            57,356          87,283
     General and administrative
       expenses to affiliates                           26,046          43,110            57,988          91,393
     Other general and administrative expenses          34,712           6,200            40,332          14,742
                                                    -----------------------------     -----------------------------
   Total expenses                                      146,629         166,677           283,489         361,582

   Equity in net income of unconsolidated special
   purpose entity                                      124,093              --           111,543              --
                                                    -----------------------------     -----------------------------
   Net income                                       $   80,418      $   10,679        $   42,249      $  248,897
                                                    =============================     =============================

   Partners' share of net income:

     Limited Partners - 99%                         $   79,614      $   10,572        $   41,827      $  246,408
     General Partner - 1%                                  804             107               422           2,489
                                                    -----------------------------     -----------------------------

   Total                                            $   80,418      $   10,679        $   42,249      $  248,897
                                                    =============================     =============================

   Net income per Limited
     Partnership Unit (16,914 units)                $     4.71      $     0.62        $     2.47      $    14.57
                                                    =============================     =============================

   Cash distributions                               $   98,774      $  104,399        $  197,547      $  259,422
                                                    =============================     =============================

   Cash distributions per Limited
     Partnership Unit                               $     5.78      $     6.11        $    11.56      $    15.18
                                                    =============================     =============================

   Special distributions                            $       --      $  450,000        $       --      $  450,000
                                                    =============================     =============================

   Special distributions per Limited
     Partnership Unit                               $       --      $    26.34        $       --      $    26.34
                                                    =============================     =============================

   Total distributions per Limited
     Partnership Unit                               $     5.78      $    32.45        $    11.56      $    41.52
                                                    =============================     =============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to June 30, 1996



                                                           Limited            General
                                                           Partners           Partners             Total
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $  1,849,276        $ (56,534 )        $  1,792,742

   Net income                                                256,946            2,595               259,541

   Cash distributions                                       (897,896 )         (9,070 )            (906,966 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                  1,208,326          (63,009 )           1,145,317

   Net income                                                 41,827              422                42,249

   Cash distributions                                       (195,572 )         (1,975 )            (197,547 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at June 30, 1996                                   $  1,054,581        $ (64,562 )        $    990,019
                                                        ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                              For the six months ended June
                                                                                           30,
                                                                                1996               1995
                                                                             --------------------------------
   Operating activities:
   Net income                                                               $    42,249        $   248,897
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Gain on disposition of equipment                                         (18,201 )         (234,444 )
       Depreciation                                                             105,789            143,947
       Cash distributions from unconsolidated special purpose entity
        in excess of income accrued                                             133,363                 --
       Change in operating assets and liabilities
         Accounts receivable, net                                                46,317             24,080
         Due from affiliates                                                         --             15,308
         Prepaid deposits and reserves                                               --            (26,086 )
         Prepaid expenses and other assets                                       21,710              4,682
         Accounts payable and other liabilities                                  (4,177 )           (3,545 )
                                                                             --------------------------------
   Cash provided by operating activities                                        327,050            172,839
                                                                             --------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                      53,308            520,760
     Payments for puchase of capital improvements                                    --             (1,362 )
                                                                             --------------------------------
   Cash provided by investing activities                                         53,308            519,398
                                                                             --------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to General Partner                                (195,572 )         (702,328 )
     Cash distributions paid to Limited Partners                                 (1,975 )           (7,094 )
                                                                             --------------------------------
    Cash used in financing activities                                          (197,547 )         (709,422 )
                                                                             --------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                         182,811            (17,185 )

   Cash and cash equivalents at beginning of period                             248,504            312,230
                                                                             --------------------------------

    Cash and cash equivalents at end of period                              $   431,315        $   295,045
                                                                             ================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of income for the three and six months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996, and the statements of cash flow for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost.

The components of owned equipment are as follows:


                                                  June 30,          December 31,
                                                    1996                1995
                                               ------------------------------------

   Rail equipment                              $     178,501       $     178,501
   Marine containers                                 114,623             137,548
   Trailers and tractors                           3,452,307           3,691,416
                                               ------------------------------------
                                                   3,745,431           4,007,465
   Less accumulated depreciation                  (3,233,570 )        (3,354,708 )
                                               ------------------------------------
   Net equipment                               $     511,861       $     652,757
                                               ====================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1996. With the exception of two trailers with a carrying value of $16,119, all of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the six months ended June 30, 1996, the Partnership sold or disposed of seven trailers and one marine container with net book value of $35,107 for proceeds of $53,308. During the six months ended June 30, 1995, the Partnership sold or disposed of three trailers and five twin stack railcars with a net book value of $286,316 for proceeds of $520,760.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

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

No special distributions were paid during the six months ended June 30, 1996. During the six months ended June 30, 1995, the General Partner paid special distributions of $26.34 per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

The principal differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

The "Investment in unconsolidated special purpose entity" includes a 30% interest in a commuter aircraft. This jointly owned commuter aircraft was sold for $270,538 on April 30, 1996.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                             June 30,            December 31,
                                                                              1996                   1995
                                                                         ---------------------------------------

   Equipment held for operating leases, at cost                          $   1,643,756          $   1,716,659
   Less accumulated depreciation                                            (1,391,621 )           (1,405,716 )
                                                                         ---------------------------------------
     Net equipment                                                             252,135                310,943

   Cash and cash equivalents                                                    56,503                191,840
   Accounts receivable, net of allowance for doubtful
     accounts of $32,902 in 1996 and $33,793 in 1995                            43,915                 48,723
   Due from affiliates                                                              --                  7,639
   Prepaid insurance and other assets                                            1,423                 16,549
                                                                         ---------------------------------------

   Total assets                                                          $     353,976          $     575,694
                                                                         =======================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       1,985          $          --
   Accounts payable and other liabilities                                        3,352                  8,338
                                                                         ---------------------------------------
                                                                                 5,337                  8,338
   Partners' capital (deficit):

   Limited Partners (9,529 units)                                              386,979                603,509
   General Partner                                                             (38,340 )              (36,153 )
                                                                         ---------------------------------------
         Total partners' capital                                               348,639                567,356
                                                                         ---------------------------------------

   Total liabilities and partners' capital                               $     353,976          $     575,694
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                        1996            1995              1996            1995
                                                    -----------------------------     -----------------------------

   Revenues:
     Lease revenue                                  $   34,205      $   75,733        $   89,447      $   155,271
     Interest and other income                           1,576           6,790             4,142           15,441
     Gain on disposition of equipment                   11,087          36,886            10,090           52,339
                                                    -----------------------------     -----------------------------
   Total revenues                                       46,868         119,409           103,679          223,051

   Expenses:
     Depreciation                                       22,976          25,507            46,539           61,460
     Management fees to affiliate                        5,955           5,956            11,911           12,339
     Repairs and maintenance                             5,952          10,540            17,177           32,419
     Provision for (recovery of) bad debts               1,603            (764 )          (1,725 )         41,352
     General and administrative
       expenses to affiliates                           10,150          18,741            25,567           28,914
     Other general and administrative expenses          17,184           6,250            26,436           36,306
                                                                                      -----------------------------
                                                    -----------------------------
   Total expenses                                       63,820          66,230           125,905          212,790
                                                    -----------------------------     -----------------------------

   Net income (loss)                                $  (16,952 )    $   53,179        $  (22,226 )    $    10,261
                                                    =============================     =============================

   Partners' share of net income (loss):

     Limited Partners - 99%                         $  (16,782 )    $   52,467        $  (22,004 )    $    10,158
     General Partner - 1%                                 (170 )           532              (222 )            103
                                                    -----------------------------     ----------------------------

   Total                                            $  (16,952 )    $   53,179        $  (22,226 )    $    10,261
                                                    =============================     =============================

   Net income (loss) per Limited
     Partnership Unit (9,529 units)                 $    (1.76 )    $     5.52        $    (2.31 )    $      1.07
                                                    =============================     =============================

   Cash distributions                               $   48,245      $   79,868        $   96,491      $   164,371
                                                    =============================     =============================

   Cash distributions per Limited
     Partnership Unit                               $     5.01      $     8.30        $    10.02      $     17.08
                                                    =============================     =============================

   Special distributions                            $  100,000      $  200,000        $  100,000      $   400,000
                                                    =============================     =============================

   Special distributions per Limited
     Partnership Unit                               $    10.39      $    20.78        $    10.39      $     41.56
                                                    =============================     =============================

   Total distributions per Limited
     Partnership Unit                               $    15.40      $    29.08        $    20.41      $     58.64
                                                    =============================     =============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to June 30, 1996



                                                           Limited            General
                                                           Partners           Partners             Total
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $  1,413,009        $ (27,977 )        $  1,385,032

   Net income                                                 45,590              461                46,051

   Cash distributions                                       (855,090 )         (8,637 )            (863,727 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                    603,509          (36,153 )             567,356

   Net loss                                                  (22,004 )           (222 )             (22,226 )

   Cash distributions                                       (194,526 )         (1,965 )            (196,491 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at June 30, 1996                                   $    386,979        $ (38,340 )        $    348,639
                                                        ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the six months ended
                                                                                        June 30,
                                                                                1996               1995
                                                                             --------------------------------
   Operating activities:
   Net (loss) income                                                         $  (22,226 )      $    10,261
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Gain on disposition of equipment                                         (10,090 )          (52,339 )
       Depreciation                                                              46,539             61,460
       Changes in operating assets and liabilities
         Accounts receivable, net                                                 4,808             70,084
         Due to/from affiliate                                                    9,624             (5,895 )
         Prepaid insurance and other assets                                      15,126             11,000
         Accounts payable and other liabilities                                  (4,986 )           (4,927 )
                                                                             --------------------------------
   Cash provided by operating activities                                         38,795             89,644
                                                                             --------------------------------

   Investing activities:
     Proceeds form disposition of equipment                                      22,359            338,662
                                                                             --------------------------------
   Cash provided by investing activities                                         22,359            338,662
                                                                             --------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to General Partner                                (194,526 )         (558,727 )
     Cash distributions paid to Limited Partners                                 (1,965 )           (5,644 )
                                                                             --------------------------------
   Cash used in financing activities                                           (196,491 )         (564,371 )

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                   (135,337 )         (136,065 )

   Cash and cash equivalents at beginning of period                             191,840            524,782
                                                                             --------------------------------

   Cash and cash equivalents at end of period                                $   56,503        $   388,717
                                                                             ================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, and the statements of operations for the three and six months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                  June 30,          December 31,
                                                    1996                1995
                                               ------------------------------------

   Marine containers                           $     288,316       $     330,886
   Trailers                                        1,355,440           1,385,773
                                               ------------------------------------
                                                   1,643,756           1,716,659
   Less accumulated depreciation                  (1,391,621 )        (1,405,716 )
                                               ------------------------------------

   Net equipment                               $     252,135       $     310,943
                                               ====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1996. All of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the six months ended June 30, 1996, the Partnership sold or disposed of 22 marine containers and one trailer with an aggregate net book value of $12,269 for proceeds of $22,359. During the six months ended June 30, 1995, the Partnership sold or disposed of 30 trailers and 27 marine containers with an aggregate net book value of $286,323 for proceeds of $338,662.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

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

During the six months ended June 30, 1996 and June 30, 1995, the General Partner paid special distributions of $10.39 and $41.56, respectively, per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of operations

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

TEP IXA

(A)  Revenues

Total revenues of $153,264 for the quarter ended June 30, 1996, decreased from $658,947 for the same period in 1995, due primarily to lower gain on disposition on equipment, lower lease revenues, and lower interest and other income in the second quarter of 1996, compared to the same period in 1995.

(1) Lease revenue decreased to $109,072 in the second quarter 1996, from $120,131 in the same period of 1995. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                         June 30,
                                                  1996             1995
                                              -------------------------------

   Trailers                                    $   59,778       $   71,754
   Rail equipment                                  25,950           25,950
   Marine containers                               23,344           22,427
                                               ------------------------------

                                               $  109,072       $  120,131
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $11,976 due primarily to a decline in utilization in the short-term rental facilities in 1996, compared to 1995 levels.

(2) For the quarter ended June 30, 1996, the Partnership realized a total gain of $42,312 on the disposition of nine marine containers and one trailer, compared to the same period in 1995, where the Partnership realized a gain of $535,795 on the sale or disposition of three marine containers and one aircraft which was structed as a sales-type lease.

(B)  Expenses

Total expenses of $125,103 for the quarter ended June 30, 1996, decreased from $196,000 for the same period in 1995. The decrease in 1996 expenses was attributable to decreases in depreciation expense, general and administrative expenses, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $13,905 in 1996, from $24,308 in 1995, due primarily to a decrease of aircraft repairs and maintenance due to the sale of the Partnership's commuter aircraft during the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and general and administrative expenses) decreased to $111,198 in the second quarter 1996, from $171,692 in the same period in 1995. This change resulted primarily from:

     (a) a decrease in depreciation expense of $47,492 from 1995 levels reflecting asset sales or dispositions during 1996 and 1995;

(C)  Net Income

The Partnership's net income of $28,161 in the second quarter 1996, decreased from $462,847 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1996, is not necessarily indicative of future periods. In the second quarter 1996, the Partnership distributed $166,534 to the Limited Partners, or approximately $6.86 per unit which included a special distribution of $4.08 per unit.

TEP IXB

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the three months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $  29,549          $ 27,604
   Railcar equipment                                                        20,577            21,568
   Marine containers                                                         5,857             6,101


Trailers: Trailer lease revenues and direct expenses were $42,334 and $12,785, respectively, for the three months ended June 30, 1996, compared to $38,324 and $10,720, respectively during the same quarter of 1995. The number of trailers was decreased from the second quarter of 1995 to the second quarter of 1996, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher utilization rate while in the rental yard compared to the fixed term lease;

Railcar equipment: Railcar lease revenues and direct expenses were $21,870 and $1,293, respectively, for the three months ended June 30, 1996, compared to $21,870 and $302, respectively during the same quarter of 1995. The decrease of net contribution was due to needed running repairs in the second quarter of 1996 which was not required in the second quarter in 1995;

Marine containers: Marine container lease revenues and direct expenses were $5,905 and $48, respectively, for the three months ended June 30, 1996, compared to $6,299 and $198, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $74,123 for the three months ended June 30, 1996, decreased from $80,376 for the same period of 1995. The variance is explained as follows:

     (a) a decrease in depreciation expense of $9,851 from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (b) a $7,189 decrease in general and administrative expenses from 1995 levels was due to decreased administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities;

     (c) an increase of $10,785 in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the quarter ended June 30, 1996, the Partnership realized a gain of $17,915 on the sale or disposition of four trailers, compared to the same period in 1995, where the Partnership realized a gain of $55,010 on the sale or disposal of 13 trailers and two marine containers.

(D)  Interest and other income

Interest and other income decreased $1,438 during the second quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income (loss) of the unconsolidated special purpose entity

Equity in net income (loss) of unconsolidated special purpose entity represents the net income (loss) generated from jointly-owned assets accounted for under the equity method (see Note 4 to financial statements).

                                                    For the three months
                                                       ended June 30,
                                                  1996                1995
                                               --------------------------------
   Aircraft                                    $ (18,679 )         $ 27,474

Aircraft: the net loss of $18,679 compared to net income of $27,474 due to the offlease status of the aircraft in the second quarter of 1996.

(F)  Net Loss

The Partnership incurred a net loss of $15,261 in the second quarter 1996, compared to a net income of $62,462 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1996, is not necessarily indicative of future periods. In the second quarter 1996, the Partnership distributed $100,733 to the Limited Partners, or approximately $5.77 per unit.

TEP IXC

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                              For the three months
                                                                                 ended June 30,
                                                                            1996                1995
                                                                         --------------------------------
   Trailers                                                              $  41,495          $  101,730
   Railcar equipment                                                        14,705              10,778
   Marine containers                                                         1,572               1,712


Trailers: Trailer lease revenues and direct expenses were $72,293 and $30,798, respectively, for the three months ended June 30, 1996, compared to $143,501 and $41,771, respectively during the same quarter of 1995. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar lease revenues and direct expenses were $7,800 and a credit of $6,905, respectively, for the three months ended June 30, 1996, compared to $9,175 and a credit of $1,603, respectively, during the same quarter of 1995. The increase of net contribution was due to lower repairs and maintance expenses in the second quarter of 1996 as compared to the second quarter of 1995, offset by decrease in lease revenue in the second quarter of 1996 than compared to the second quarter of 1995 due to the sale of five twin stack railcars in the second quarter of 1995 which reduced the second quarter 1996 results;

Marine containers: Marine container lease revenues and direct expenses were $1,590 and $18 respectively, for the three months ended June 30, 1996, compared to $1,772 and $60, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

 (B) Indirect expenses related to owned equipment

Total indirect expenses of $122,718 for the three months ended June 30, 1996, increased from $113,525 for the same period of 1995. The variance is explained as follows:

     (a) an increase of $10,377 in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (b) an increase in general and administrative expenses of $2,723 due to higher indirect costs associated with the short-term rental facilities in the second quarter of 1996 as compared to the second quarter of 1995;

     (c) a decrease in depreciation expense of $3,928 from 1995 levels reflecting asset sales during 1995 and 1996.

(C) For the quarter ended June 30, 1996, the Partnership realized a gain of $16,513 on the disposal of seven trailers compared to the same period in 1995, where the Partnership realized a loss of $1,628 on the sale of three trailers.

(D)  Interest and other income

Interest and other income decreased $2,677 during the second quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income of the unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity represents the net income generated from jointly-owned assets accounted for under the equity method (see Note 4 to financial statements).

                                                   For the three months
                                                      ended June 30,
                                                   1996              1995
                                               ------------------------------
   Aircraft                                    $  124,093       $     4,177

Aircraft: The aircraft was sold in April of 1996 which incurred a gain of $134,192.

(F)  Net Income

The Partnership's net income of $80,418 in the second quarter 1996, increased from $10,679 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1996, is not necessarily indicative of future periods. In the second quarter 1996, the Partnership distributed $97,786 to the Limited Partners, or approximately $5.78 per unit.

TEP IXD

(A) Revenues

Total revenues of $46,868 for the quarter ended June 30, 1996, decreased from $119,409 for the same period in 1995, due primarily to lower lease revenues, a lower gain on sale of equipment, and lower interest and other income in the second quarter of 1996 as compared to the same period in 1995.

(1) Lease revenues decreased to $34,205 in the second quarter 1996, from $75,733 in the same period in 1995. The following table lists lease revenue earned by equipment type:

                                                 For the six months ended
                                                         June 30,
                                                   1996             1995
                                               ------------------------------

   Trailers                                    $   24,671       $   57,241
   Marine containers                                9,534           18,492
                                               ------------------------------

                                               $   34,205       $   75,733
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $32,570 due primarily to lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue decreased $8,958 primarily due to the disposal of equipment.

(2) For the quarter ended June 30, 1996, the Partnership realized a gain of $11,087 on the disposal of 10 marine containers and one trailer, where the Partnership realized a gain of $36,886 on the sale or disposal of six trailers and 19 marine containers in the quarter ended June 30, 1995.

(B)  Expenses

Total expenses of $63,820 for the quarter ended June 30, 1996, decreased from $66,230 for the same period in 1995. The decrease in 1996 expenses was attributable primarily to decreases in repair and maintenance, depreciation expense, offset by an increase in bad debt expense and general and administative expense.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $5,952 in the second quarter 1996, from $10,540 in the same period in 1995. This change resulted primarily from the refurbishment of six trailers in the second quarter of 1995 prior to being sold. No similar costs were incurred in the second quarter of 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $57,868 in the second quarter 1996, from $55,690 in the same period in 1995. This change resulted primarily from:

     (a) a decrease in depreciation expense of $2,531 from 1995 levels, reflecting asset sales or dispositions during 1996;

     (b) an increase of $2,367 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (c) an increase in administrative expense of $2,343 due to an increase in indirect costs associated with the short-term rental facilities as compared to the second quarter of 1995.

(C)  Net Income (loss)

The Partnership incurred a net loss of $16,952 in the second quarter 1996, compared to a net income of $53,179 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1996, is not necessarily indicative of future periods. In the second quarter 1996, the Partnership distributed $146,763 to the Limited Partners, or approximately $15.40 per unit which included a special distribution of $10.39 per unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

TEP IXA

(A)  Revenues

Total revenues of $278,035 for the six months ended June 30, 1996, decreased from $792,659 for the same period in 1995, due primarily to lower gain on the sale of assets, and lower lease revenue, offset by an increase in other income.

(1) Lease revenue decreased to $220,209 in the six months ended June 30, 1996, from $240,224 in the same period of 1995. The following table lists lease revenues earned by equipment type:

                                                 For the six months ended
                                                         June 30,
                                                   1996             1995
                                               ------------------------------

   Trailers                                    $  115,096       $  142,609
   Rail equipment                                  51,900           51,900
   Marine containers                               53,213           45,715
                                               ------------------------------

                                               $  220,209       $  240,224
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $27,513 due to lower utilization of trailers in the short-term rental facilities in 1996, compared to 1995 levels;

     (b) Marine container revenue increased $7,498 due to higher utilization rate on certain containers in the first six months of 1996 when compared to the same period of 1995 , offset by the disposal of equipment;

(2) For the six months ended June 30, 1996, the Partnership realized a gain of $44,981 on the sale or disposition of one trailer and 10 marine containers, compared to the same period in 1995, where the Partnership realized a gain of $545,340 on the sale or disposition of one trailer, five marine containers, and one commuter aircraft which was under the sales-type lease.

(B)  Expenses

Total expenses of $250,945 for the six months ended June 30, 1996, decreased from $437,211 for the same period in 1995. The decrease in 1996 expenses was attributable to decreases in depreciation expense, repairs and maintenance, and all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $25,899 in 1996, from $105,819 in 1995. This decrease was due primarily to decrease in repairs and maintenance for trailers in the short-term rental facilities. In the first six months of 1995, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities. Additionally, the Partnership had a decrease in aircraft repairs and maintenance in 1996 due to the sale of the Partnership's commuter aircraft during the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $225,046 in the six months ended June 30, 1996, from $331,392 in the same period in 1995.

This change resulted primarily from:

     (a) a decrease in depreciation expense of $96,118 from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (b) a decrease of $11,076 in general and administrative expenses from 1995 levels due to lower administrative costs associated with the Partnership.

(C)  Net Income

The Partnership's net income decreased to $27,090 in the six months ended June 30, 1996, from $355,448 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1996, is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $1,230,254 to the Limited Partners, or approximately $50.06 per unit which included a special distribution of $44.84 per unit.

TEP IXB

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased in the six months ended June 30, 1996, when compared to the same period of 1995. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the six months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $  68,468          $ 86,341
   Railcar equipment                                                        42,156            33,885
   Marine containers                                                        12,692            14,331


Trailers: Trailer revenues and direct expenses were $91,055 and $22,587, respectively, for the six months ended June 30, 1996, compared to $110,827 and $24,486, respectively during the same period of 1995. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $43,740 and $1,584, respectively, for the six months ended June 30, 1996, compared to $37,897 and $4,012, respectively, during the same period of 1995. The increase in net contribution was due to a credit of $5,000 was given to the former lessee for the off-lease sidelift which reduced the revenue for the six months ended June 30, 1995, and running repairs required on certain railcars in the fleet in the first six months of 1995, which did not occur in 1996;

Marine containers: Marine container revenues and direct expenses were $12,806 and $114, respectively, for the six months ended June 30, 1996, compared to $14,735 and $404, respectively during the same period of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $152,801 for the six months ended June 30, 1996, decreased from $211,173 for the same period of 1995. The variance is explained as follows:

     (a) a decrease of $23,316 in general and administrative expenses from 1995 levels. This reflects the decreased administrative costs associated with the short-term rental facilities, and lower data processing expense;

     (b) a decrease in depreciation expense of $21,756 from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (c) a decrease of $13,300 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the quarter ended June 30, 1996, the Partnership realized a gain of $29,766 on the disposal of two marine containers and seven trailers compared to the same period in 1995, where the Partnership realized a gain of $72,554 on the sale of 14 trailers.

 (D) Interest and other income

Interest and other income decreased $3,634 during the first six months of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income (loss) of unconsolidated special purpose entity

Equity in net income (loss) of unconsolidated special purpose entity represents the net income (loss) generated from jointly-owned asset accounted for under the equity method (see Note 4 to financial statements).

                                                    For the three months
                                                       ended June 30,
                                                   1996              1995
                                               -------------------------------
   Aircraft                                    $  (39,106 )     $     53,793

Aircraft: The decrease of net contribution was due to the offlease status of the aircraft.

(C)  Net Income (loss)

The Partnership incurred a net loss of $31,087 in the six months ended June 30, 1996, compared to a net income of $61,103 in the same period in 1995. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1996, is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $201,467 to the Limited Partners, or approximately $11.54 per unit.

TEP IXC

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1996 when compared to the same period of 1995. The following table presents revenues less direct expenses by owned equipment type:


                                                                                For the six months
                                                                                  ended June 30,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  113,420          $  211,452
   Railcar equipment                                                         13,305              20,500
   Marine containers                                                          3,216               4,798


Trailers: Trailer revenues and direct expenses were $169,463 and $56,043, respectively, for the three months ended June 30, 1996, compared to $296,829 and $85,377, respectively during the same quarter of 1995. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $15,600 and $2,295, respectively, for the three months ended June 30, 1996, compared to $26,110 and $5,610, respectively during the same quarter of 1995. The decrease of net contribution was due to the sale of equipment;

Marine containers: Marine container revenues and direct expenses were $3,258 and $42, respectively, for the three months ended June 30, 1996, compared to $4,920 and $122 respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B) Indirect expenses related to owned equipment

Total indirect expenses of $225,109 for the six months ended June 30, 1996, decreased from $244,368 for the same period of 1995. The variance is explained as follows:

     (a) a decrease in depreciation expense of $12,673 from 1995 levels reflecting asset sales during 1996;

     (b) a decrease in general and administrative expenses of $7,521 due to lower administrative costs associated with the Partnership;

     (c) a decrease of $2,193 in managment fee due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (d) an increase of $3,128 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the six months ended June 30, 1996, the Partnership realized a gain of $18,201 on the sale of seven trailers and one marine container, compared to the same period in 1995, where the Partnership realized a gain of $234,444 on the sale of three trailers and five twin stack railcars.

(D) Interest and other income decreased $6,303 due to a decrease in cash available for short-term investment.

(E)  Equity in net income of unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity represents the net income generated from jointly-owned asset accounted for under the equity method (see Note 4 to financial statements).

                                                     For the six months
                                                       ended June 30,
                                                   1996              1995
                                               -------------------------------
   Aircraft                                    $  111,543       $     8,095

Aircraft: The increase of net contribution was due to the gain of $134,192 realized on the sale of the aircraft in April of 1996.

(F)  Net Income

The Partnership's net income decreased to $42,249 in the six months ended June 30, 1996, from $248,897 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1996, is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $195,572 to the Limited Partners, or approximately $11.56 per unit.

TEP IXD

(A)  Revenues

Total revenues of $103,679 for the six months ended June 30, 1996 decreased from $223,051 for the same period in 1995 due primarily to lower lease revenues, a lower gain on sale of equipment, and lower interest and other income in 1996 compared to 1995.

(1) Lease revenues decreased to $89,447 in the six months ended June 30, 1996, from $155,271 in the same period in 1995. The following table lists lease revenue earned by equipment type:



                                                 For the six months ended
                                                         June 30,
                                                   1996             1995
                                               ------------------------------

   Trailers                                    $   60,544       $  114,451
   Marine containers                               28,903           40,820
                                               ------------------------------

                                               $   89,447       $  155,271
                                               ==============================

The decrease was due to the following:

     (a) Trailer revenue decreased $53,907 due primarily to lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue decreased $11,917 primarily due to the disposal of equipment.

(2) For the six months ended June 30, 1996, the Partnership realized a gain of $10,090 on the sale or disposal of one trailer and 22 marine containers, compared to the same period in 1995, where the Partnership realized a gain $52,339 on the sale or disposal of 30 trailers and 27 marine containers.

(3) Interest and other income decreased $11,299 due to a decrease in cash available for short-term investment.

(B)  Expenses

Total expenses of $125,905 for the six months ended June 30, 1996, increased from $212,790 for the same period in 1995. The increase in 1996 expenses was attributable primarily to decreases in bad debt expense, repair and maintenance, depreciation, and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $17,177 in the six months ended June 30, 1996, from $32,419 in the same period in 1995. This change resulted primarily from the disposal of trailers.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $108,728 in the six months ended June 30, 1996, from $180,371 in the same period in 1995. This change resulted primarily from:

     (a) a decrease of $43,077 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (b) a decrease in depreciation expense of $14,921 from 1995 levels, reflecting asset sales or dispositions during 1996;

     (c) a decrease of $13,217 in general and administrative expenses from 1995 levels due to lower administrative costs associated with the Partnership.

(C)  Net Income (loss)

The Partnership incurred a loss of $22,226 in the six months ended June 30, 1996, compared to a net income of $10,261 in the same period in 1995. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1996, is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $194,526 to the Limited Partners, or approximately $20.41 per unit which included a special distribution of $10.39 per unit.

(II) Asset Sales

Equipment sales and dispositions result from General Partner decisions on liquidations, the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. During the six months ended June 30, 1996, 10 marine containers and one trailer owned by TEP IXA was sold for a total of $64,997. In addition, the lessee under the sales-type lease of the Metro III commuter aircraft exercised its option to buy the aircraft and the Partnership received proceeds totaling $1 million. Seven trailers and two marine containers owned by TEP IXB were sold for a total of $73,594; seven trailers and one marine container owned by TEP IXC were sold for $53,308; and 22 marine containers and one trailer owned by TEP IXD were sold or disposed of for $22,359. As discussed in note 3, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)    Market Values

In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the six months ended June 30, 1996.

     As of June 30, 1996, the General Partner estimated the current fair market value of each Partnerships' equipment portfolio to be approximately : $1.6 million, $1.4 million, $1.5 million and $0.90 million for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

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


                                     PLM TRANSPORTATION EQUIPMENT
                                     PARTNERS IXB 1986 INCOME FUND

                                     By:  PLM Financial Services, Inc.
                                          General Partner




Date: August 9, 1996                 By:  /s/ David J. Davis
                                          -------------------
                                          David J. Davis
                                          Vice President and
                                          Corporate Controller