Form 10-Q
period 1997-09-30
PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
filed 1997-11-12
CIK 778792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1997.

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
                             (A Limited Partnership)
                                 BALANCE SHEETS




                                                                              September 30,          December 31,
                                                                                  1997                  1996
                                                                             ---------------------------------------
   Assets:

   Equipment held for operating lease, at cost                                $  2,285,662         $   3,486,094
     Less accumulated depreciation                                              (2,162,733 )          (3,140,358 )
                                                                             ---------------------------------------
       Net equipment                                                               122,929               345,736

   Cash and cash equivalents                                                       218,142               211,878
   Accounts receivable, net of allowance for doubtful
         accounts of $87,041 in 1997 and $57,870 in 1996                            69,161                97,754
   Prepaid insurance                                                                   189                 2,438
                                                                             ---------------------------------------

    Total assets                                                              $    410,421         $     657,806
                                                                             =======================================

   Liabilities and Partners' Capital

   Liabilities:
   Accounts payable and other liabilities                                     $     22,659         $       9,350
   Due to affiliate                                                                  5,059                 5,059
                                                                             ---------------------------------------
       Total liabilities                                                            27,718                14,409
                                                                             ---------------------------------------

   Partners' capital (deficit):
   Limited partners (24,285 units)                                                 485,831               743,918
   General Partner                                                                (103,128 )            (100,521 )
                                                                             ---------------------------------------
       Total partners' capital                                                     382,703               643,397
                                                                             ---------------------------------------

   Total liabilities and partners' capital                                    $    410,421         $     657,806
                                                                             =======================================





















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME

                                                       For the Three Months                For the Nine Months
                                                        Ended September 30,                Ended September 30,
                                                        1997            1996             1997              1996
                                                    -----------------------------------------------------------------
   Revenues:

   Lease revenue                                    $   67,946      $   97,143        $  198,893      $    317,352
   Interest and other income                             2,789           2,878             8,126            15,723
   Net gain on disposition of equipment                 34,479         292,451           123,611           337,432
                                                    -----------------------------------------------------------------
       Total revenues                                  105,214         392,472           330,630           670,507
                                                    -----------------------------------------------------------------

   Expenses:

   Depreciation                                         31,513          46,864           110,654           152,246
   Repairs and maintenance                               9,125          19,772            25,267            45,671
   Management fees to affiliate                         15,178          15,178            45,534            46,382
   General and administrative
         expenses to affiliates                         12,789          17,219            44,447            62,714
   Other general and administrative expenses             7,191           9,199            31,608            49,214
   Provision for (recovery of) bad debt                 17,066          (2,806 )          22,797               142
                                                    -----------------------------------------------------------------
       Total expenses                                   92,862         105,426           280,307           356,369
                                                    -----------------------------------------------------------------

   Net income                                       $   12,352      $  287,046        $   50,323      $    314,138
                                                    =================================================================

   Partners' share of net income:

   Limited partners - 99%                           $   12,228      $  284,176        $   49,820      $    310,997
   General Partner - 1%                                    124           2,870               503             3,141
                                                    -----------------------------------------------------------------

   Total                                            $   12,352      $  287,046        $   50,323      $    314,138
                                                    =================================================================

   Net income per weighted-average
         limited partnership unit - 24,285 units    $     0.50      $    11.70        $     2.05      $      12.81
                                                    =================================================================

   Cash distributions                               $       --      $   67,589        $   65,714      $    210,270
                                                    =================================================================

   Cash distributions per weighted-average
         limited partnership unit                   $       --      $     2.76        $     2.68      $       8.57
                                                    =================================================================

   Special cash distributions                       $  122,652      $       --        $  245,303      $  1,100,000
                                                    =================================================================

   Special cash distributions per weighted-
         average limited partnership unit           $     5.00      $       --        $    10.00      $      44.84
                                                    =================================================================

   Total cash distribution per weighted-
         average limited partnership unit           $     5.00      $     2.76        $    12.68      $      53.41
                                                    =================================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997



                                                               Limited             General
                                                              Partners             Partner               Total
                                                           ---------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $   2,087,769        $    (86,946 )      $   2,000,823

   Net income                                                    317,231               3,204              320,435

   Cash distributions                                           (275,082 )            (2,779 )           (277,861 )

   Special distributions                                      (1,386,000 )           (14,000 )         (1,400,000 )
                                                           ---------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996              743,918            (100,521 )            643,397

   Net income                                                     49,820                 503               50,323

   Cash distributions                                            (65,057 )              (657 )            (65,714 )

   Special distributions                                        (242,850 )            (2,453 )           (245,303 )
                                                           ---------------------------------------------------------

   Partners' capital (deficit) at September 30, 1997       $     485,831        $   (103,128 )      $     382,703
                                                           =========================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                 1997                1996
                                                                             ---------------------------------
   Operating activities:

   Net income                                                                 $   50,323          $   314,138
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Net gain on disposition of equipment                                       (123,611 )           (337,432 )
     Depreciation                                                                110,654              152,246
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                   45,968               19,489
       Prepaid insurance                                                           2,249                3,408
       Accounts payable and other liabilities                                     13,309              (14,526 )
       Due to affiliate                                                               --                8,000
       Lessee deposits and reserves                                                   --              (17,072 )
                                                                             ----------------------------------
           Net cash provided by operating activities                              98,892              128,251
                                                                             ----------------------------------

   Investing activities:

   Payments received on sales-type lease                                              --            1,003,564
   Proceeds from disposition of equipment                                        218,389              467,528
                                                                             ----------------------------------
           Net cash provided by investing activities                             218,389            1,471,092
                                                                             ----------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (307,907 )         (1,297,167 )
   Cash distributions paid to General Partner                                     (3,110 )            (13,103 )
                                                                             ----------------------------------
           Net cash used in financing activities                                (311,017 )         (1,310,270 )
                                                                             ----------------------------------

   Cash and cash equivalents:

   Net increase in cash and cash equivalents                                       6,264              289,073

   Cash and cash equivalents at beginning of period                              211,878              251,709
                                                                             ----------------------------------

   Cash and cash equivalents at end of period                                 $  218,142          $   540,782
                                                                             ==================================

   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                           $   17,375          $        --
                                                                             ==================================











                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXA 1986 Income Fund (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of income for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of equipment are as follows:

                                                September 30,       December 31,
                                                     1997               1996
                                               ------------------------------------

   Trailers                                    $    1,262,727      $   2,357,296
   Marine containers                                1,022,935          1,128,798
                                               ------------------------------------
                                                    2,285,662          3,486,094
   Less accumulated depreciation                   (2,162,733 )       (3,140,358 )
                                               ------------------------------------

   Net equipment                               $      122,929      $     345,736
                                               ====================================


With the exception of one trailer, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1997 and December 31, 1996. The net carrying value of this trailer was $8,617 and $28,433, respectively, as of September 30, 1997 and December 31, 1996.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate book value of $112,153 for proceeds of $235,764. During the nine months ended September 30, 1996, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate book value of $130,096 for proceeds of $464,899. In addition, additional proceeds of $2,629 were received for the commuter aircraft which was under a sales-type lease.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

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

During the nine months ended September 30, 1997 and 1996, the General Partner paid special distributions of $10.00 and $44.84, respectively, per weighted-average limited partnership unit which were the result of proceeds from the sale of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                          September 30,          December 31,
                                                                               1997                  1996
                                                                         ---------------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $      582,917         $   1,961,397
     Less accumulated depreciation                                             (552,153 )          (1,769,486 )
                                                                         ---------------------------------------
       Net equipment                                                             30,764               191,911

   Cash and cash equivalents                                                    100,529               478,922
   Accounts receivable, net of allowance for doubtful
         accounts of $39,463 in 1997 and $22,285 in 1996                          2,600                28,720
   Prepaid insurance                                                                124                 1,879
                                                                         ---------------------------------------

   Total assets                                                          $      134,017         $     701,432
                                                                         =======================================

   Liabilities and Partners' Capital

   Liabilities:
   Accounts payable and other liabilities                                $        8,296         $       9,637
   Due to affiliate                                                               3,637                 3,637
                                                                         ---------------------------------------
       Total liabilities                                                         11,933                13,274
                                                                         ---------------------------------------

   Partners' capital (deficit):
   Limited partners (17,460 units)                                              197,730               758,143
   General Partner                                                              (75,646 )             (69,985 )
                                                                         -------------------------------------              --
       Total partners' capital                                                  122,084               688,158
                                                                         ---------------------------------------

   Total liabilities and partners' capital                               $      134,017         $     701,432
                                                                         =======================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS

                                                            For the Three Months              For the Nine Months
                                                            Ended September 30,               Ended September 30,
                                                           1997             1996              1997            1996
                                                        ---------------------------------------------------------------
   Revenues:

   Lease revenue                                        $    8,777      $   58,429        $   37,703      $  206,030
   Interest and other income                                 1,850           3,536             8,067          11,275
   Net gain on disposition of equipment                     10,922           8,473            96,274          38,239
                                                        ---------------------------------------------------------------
       Total revenues                                       21,549          70,438           142,044         255,544
                                                        ---------------------------------------------------------------

   Expenses:

   Depreciation                                             13,557          34,705            59,601         108,831
   Repairs and maintenance                                   6,851          13,192            12,507          36,608
   Management fees to affiliate                             10,913          10,913            32,738          32,738
   General and administrative
         expenses to affiliates                              2,836          10,703            19,330          46,021
   Other general and administrative expenses                 5,717           6,161            24,463          26,923
   Provision for (recovery of) bad debt                     13,008          (2,538 )          13,008            (899 )
                                                        ---------------------------------------------------------------
       Total expenses                                       52,882          73,136           161,647         250,222
                                                        ---------------------------------------------------------------

   Equity in net income of unconsolidated special-
     purpose entity                                             --         231,147                --         192,041
                                                        ---------------------------------------------------------------

   Net income (loss)                                    $  (31,333 )    $  228,449        $  (19,603 )    $  197,363
                                                        ===============================================================

   Partners' share of net income (loss)

   Limited partners - 99%                               $  (31,020 )    $  226,165        $  (19,407 )    $  195,389
   General Partner - 1%                                       (313 )         2,284              (196 )         1,974
                                                        ---------------------------------------------------------------

   Total                                                $  (31,333 )    $  228,449        $  (19,603 )    $  197,363
                                                        ===============================================================

   Net income (loss) per weighted-average
         limited partnership unit - 17,460 units        $    (1.78 )    $    12.95        $    (1.11 )    $    11.19
                                                        ===============================================================

   Cash distributions                                   $       --      $  101,751        $   48,063      $  305,254
                                                        ===============================================================

   Cash distributions per weighted-average
         limited partnership unit                       $       --      $     5.77        $     2.73      $    17.31
                                                        ===============================================================

   Special cash distributions                           $  132,273      $  450,000        $  498,408      $  450,000
                                                        ===============================================================

   Special cash distributions per weighted-
         average limited partnership unit               $     7.50      $    25.52        $    28.26      $    25.52
                                                        ===============================================================

   Total cash distributions per weighted-
         average limited partnership unit               $     7.50      $    31.29        $    30.99      $    42.83
                                                        ===============================================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997



                                                              Limited            General
                                                             Partners            Partner             Total
                                                          ------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $  1,132,364        $  (66,205 )      $  1,066,159

   Net income                                                   468,643             4,734             473,377

   Cash distributions                                          (397,364 )          (4,014 )          (401,378 )

   Special distributions                                       (445,500 )          (4,500 )          (450,000 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             758,143           (69,985 )           688,158

   Net loss                                                     (19,407 )            (196 )           (19,603 )

   Cash distributions                                           (47,582 )            (481 )           (48,063 )

   Special distributions                                       (493,424 )          (4,984 )          (498,408 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at September 30, 1997       $    197,730        $  (75,646 )      $    122,084
                                                           =====================================================














                 See accompanying notes to financial statements

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                 1997               1996
                                                                             ---------------------------------
   Operating activities:

   Net income (loss)                                                         $   (19,603 )      $   197,363
   Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
     Net gain on disposition of equipment                                        (96,274 )          (38,239 )
     Depreciation                                                                 59,601            108,831
     Income from unconsolidated special-purpose entity
       in excess of cash distributions                                                --           (192,041 )
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                   26,120             47,515
       Prepaid insurance                                                           1,755              2,350
       Accounts payable and other liabilities                                     (1,341 )          (65,504 )
       Lessee deposits                                                                --            (16,248 )
                                                                             ---------------------------------
           Net cash (used in) provided by operating activities                   (29,742 )           44,027
                                                                             ---------------------------------

   Investing activities:

   Distributions from unconsolidated special-purpose entity                           --            414,169
   Proceeds from disposition of equipment                                        197,820             91,509
                                                                             ---------------------------------
           Net cash provided by investing activities                             197,820            505,678
                                                                             ---------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (541,006 )         (747,701 )
   Cash distributions paid to General Partner                                     (5,465 )           (7,553 )
                                                                             ---------------------------------
           Net cash used in financing activities                                (546,471 )         (755,254 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                    (378,393 )         (205,549 )

   Cash and cash equivalents at beginning of period                              478,922            351,363
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                $   100,529        $   145,814
                                                                             =================================














                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXB 1986 Income Fund (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of owned equipment are as follows:


                                                September 30,       December 31,
                                                     1997               1996
                                               ------------------------------------

   Marine containers                           $      305,372      $     325,115
   Trailers                                           277,545          1,636,282
                                               ------------------------------------
                                                      582,917          1,961,397
   Less accumulated depreciation                     (552,153 )       (1,769,486 )
                                               ------------------------------------

   Net equipment                               $       30,764      $     191,911
                                               ====================================


All equipment was either on lease or operating in PLM affiliated short-term rental facilities as of September 30, 1997. With the exception of one trailer, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1996. The carrying value of this trailer was $46,438 as of December 31, 1996.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers and trailers with a net book value of $101,546 for proceeds of $197,820. During the nine months ended September 30, 1996, the Partnership sold or disposed of trailers and marine containers with an aggregate net book value of $53,270 for proceeds of $91,509.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

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

During the nine months ended September 30, 1997 and 1996, the General Partner paid special distributions of $28.26 and $25.52, respectively, per weighted-average limited partnership unit which were the result of proceeds from the liquidation of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                             September 30,          December 31,
                                                                                  1997                  1996
                                                                            ---------------------------------------
   Assets:

   Equipment held for operating lease, at cost                              $    1,942,372         $   3,088,393
     Less accumulated depreciation                                              (1,817,471 )          (2,767,149 )
                                                                            ---------------------------------------
       Net equipment                                                               124,901               321,244

   Cash and cash equivalents                                                       131,635               264,450
   Accounts receivable, net of allowance for doubtful
         accounts of $2,941 in 1997 and $2,249 in 1996                              48,558                66,079
   Prepaid insurance                                                                   220                 2,663
                                                                            ---------------------------------------

   Total assets                                                             $      305,314         $     654,436
                                                                            =======================================

   Liabilities and Partners' Capital:

   Liabilities:
   Accounts payable and other liabilities                                   $       11,358         $      14,382
   Due to affiliate                                                                  3,523                 3,523
                                                                            ---------------------------------------
       Total liabilities                                                            14,881                17,905
                                                                            ---------------------------------------

   Partners' capital (deficit):
   Limited partners (16,914 units)                                                 361,991               704,628
   General Partner                                                                 (71,558 )             (68,097 )
                                                                            -------------------------------------              --
       Total partners' capital                                                     290,433               636,531
                                                                            ---------------------------------------

    Total liabilities and partners' capital                                 $      305,314         $     654,436
                                                                            =======================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS




                                                        For the Three Months              For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                        1997            1996              1997            1996
                                                    ---------------------------------------------------------------

   Revenues:

   Lease revenue                                    $   67,292      $   83,286        $  192,306      $  271,607
   Interest and other income                             1,957           2,979             6,721          10,652
   Net gain on disposition of equipment                 76,281           3,692           160,266          21,893
                                                    ---------------------------------------------------------------
       Total revenues                                  145,530          89,957           359,293         304,152
                                                    ---------------------------------------------------------------

   Expenses:

   Depreciation                                         27,461          50,365           102,659         156,154
   Repairs and maintenance                              19,972          24,439            52,239          81,795
   Management fees to affiliate                         10,568          10,568            31,704          32,592
   General and administrative
         expenses to affiliates                         20,059          16,581            63,022          74,569
   Other general and administrative expenses             8,372           7,030            27,580          44,862
   Provision for (recovery of) bad debt                   (348 )        (5,644 )          10,706          (3,145 )
                                                    ---------------------------------------------------------------
       Total expenses                                   86,084         103,339           287,910         386,827
                                                    ---------------------------------------------------------------

   Equity in net income (loss) of unconsolidated
         special-purpose entity                             --            (296 )              --         111,247
                                                    ---------------------------------------------------------------

   Net income (loss)                                $   59,446      $  (13,678 )      $   71,383      $   28,572
                                                    ===============================================================

   Partners' share of net income (loss):

   Limited partners - 99%                           $   58,852      $  (13,541 )      $   70,669      $   28,286
   General Partner - 1%                                    594            (137 )             714             286
                                                    ---------------------------------------------------------------

   Total                                            $   59,446      $  (13,678 )      $   71,383      $   28,572
                                                    ===============================================================

   Net income (loss) per weighted-average
         limited partnership unit (16,914 units)    $     3.48      $    (0.80 )      $     4.18      $     1.67
                                                    ===============================================================

   Cash distributions                               $       --      $   59,265        $   57,017      $  256,814
                                                    ===============================================================

   Cash distributions per weighted-average
         limited partnership unit                   $       --      $     3.47        $     3.34      $    15.03
                                                    ===============================================================

   Special distributions                            $  153,718      $  300,000        $  360,464      $  300,000
                                                    ===============================================================

   Special distributions per weighted-average
         limited partnership unit                   $     9.00      $    17.56        $    21.10      $    17.56
                                                    ===============================================================

   Total distributions per weighted-average
         limited partnership unit                   $     9.00      $    21.03        $    24.44      $    32.59
                                                    ===============================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997



                                                              Limited            General
                                                              Partners           Partner             Total
                                                           -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $  1,208,326        $  (63,009 )       $ 1,145,317

   Net income                                                   103,990             1,050             105,040

   Cash distributions                                          (310,688 )          (3,138 )          (313,826 )

   Special distributions                                       (297,000 )          (3,000 )          (300,000 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             704,628           (68,097 )           636,531

   Net income                                                    70,669               714              71,383

   Cash distributions                                           (56,447 )            (570 )           (57,017 )

   Special distributions                                       (356,859 )          (3,605 )          (360,464 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at September 30, 1997       $    361,991        $  (71,558 )       $   290,433
                                                           =====================================================













                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                 1997               1996
                                                                             ---------------------------------
   Operating activities:

   Net income                                                                 $   71,383        $    28,572
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Net gain on disposition of equipment                                       (160,266 )          (21,893 )
     Depreciation                                                                102,659            156,154
     Equity in net income from unconsolidated special-purpose entity                  --           (111,247 )
     Change in operating assets and liabilities:
       Accounts receivable, net                                                   17,521             51,927
       Prepaid insurance                                                           2,443             22,322
       Accounts payable and other liabilities                                     (3,024 )               --
       Lessee deposits and reserves for repairs                                       --             12,795
                                                                             ---------------------------------
           Net cash provided by operating activities                              30,716            138,630
                                                                             ---------------------------------

   Investing activities:

   Distributions from unconsolidated special-purpose entity                           --            244,610
   Proceeds from disposition of equipment                                        253,950             45,280
                                                                             ---------------------------------
           Net cash provided by investing activities                             253,950            289,890
                                                                             ---------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (413,306 )         (551,246 )
   Cash distributions paid to General Partner                                     (4,175 )           (5,568 )
                                                                             ---------------------------------
           Net cash used in financing activities                                (417,481 )         (556,814 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                    (132,815 )         (128,294 )

   Cash and cash equivalents at beginning of period                              264,450            248,504
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                 $  131,635        $   120,210
                                                                             =================================

   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                           $       --        $    16,528
                                                                             =================================











                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXC 1986 Income Fund (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of owned equipment are as follows:


                                                September 30,       December 31,
                                                     1997               1996
                                               ------------------------------------

   Trailers                                    $    1,827,749      $   2,973,770
   Marine containers                                  114,623            114,623
                                               ------------------------------------
                                                    1,942,372          3,088,393
   Less accumulated depreciation                   (1,817,471 )       (2,767,149 )
                                               ------------------------------------
   Net equipment                               $      124,901      $     321,244
                                               ====================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1997 and December 31, 1996.

During the nine months ended September 30, 1997, the Partnership sold or disposed of trailers with a net book value of $93,684 for proceeds of $253,950. During the nine months ended September 30, 1996, the Partnership sold or disposed of trailers and a marine container with a net book value of $39,915 for proceeds of $61,808.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

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

During the nine months ended September 30, 1997 and 1996, the General Partner paid special distributions of $21.10 and $17.56, respectively, per weighted-average limited partnership unit which were the result of proceeds from equipment liquidations. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                          September 30,          December 31,
                                                                               1997                  1996
                                                                         ---------------------------------------
  Assets:

  Equipment held for operating lease, at cost                            $      856,786         $   1,463,355
    Less accumulated depreciation                                              (786,138 )          (1,280,566 )
                                                                         ---------------------------------------
      Net equipment                                                              70,648               182,789

  Cash and cash equivalents                                                     127,526                77,140
  Accounts receivable, net of allowance for doubtful
        accounts of $44,992 in 1997 and $29,601 in 1996                           2,750                15,839
  Prepaid insurance                                                               1,232                 2,293
                                                                         ---------------------------------------

   Total assets                                                          $      202,156         $     278,061
                                                                         =======================================

  Liabilities and Partners' Capital:

  Liabilities:
  Accounts payable and other liabilities                                 $       10,016         $       9,477
  Due to affiliate                                                                1,985                 1,985
                                                                         --------------------------------------
      Total liabilities                                                          12,001                11,462
                                                                         --------------------------------------

  Partners' capital (deficit):
  Limited partners (9,529 units)                                                230,080               305,760
  General Partner                                                               (39,925 )             (39,161 )
                                                                         --------------------------------------
      Total partners' capital                                                   190,155               266,599
                                                                         --------------------------------------

  Total liabilities and partners' capital                                $      202,156         $     278,061
                                                                         ======================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                            For the Three Months              For the Nine Months
                                                            Ended September 30,               Ended September 30,
                                                           1997             1996              1997            1996
                                                        ---------------------------------------------------------------

   Revenues:

   Lease revenue                                         $  26,931      $   42,621        $   65,938      $  132,068
   Interest and other income                                 1,245             595             3,055           4,737
   Net gain on disposition of equipment                     56,018           8,491            96,596          18,580
                                                        ---------------------------------------------------------------
       Total revenues                                       84,194          51,707           165,589         155,385
                                                        ---------------------------------------------------------------

   Expenses:

   Depreciation                                             13,500          22,563            50,929          69,102
   Repairs and maintenance                                   5,456           5,008             9,856          22,185
   Management fees to affiliate                              5,956           5,956            17,867          17,867
   General and administrative
         expenses to affiliates                              4,309           7,487            14,735          33,054
   Other general and administrative expenses                 4,809           7,246            18,453          33,681
   Provision for (recovery of) bad debt                     17,072          (2,673 )          15,392          (4,398 )
                                                        ---------------------------------------------------------------
       Total expenses                                       51,102          45,587           127,232         171,491
                                                        ---------------------------------------------------------------

   Net income (loss)                                     $  33,092      $    6,120        $   38,357      $  (16,106 )
                                                        ===============================================================

   Partners' share of net income (loss):

   Limited partners - 99%                                $  32,761      $    6,059        $   37,973      $  (15,945 )
   General Partner - 1%                                        331              61               384            (161 )
                                                        -------------------------------------------------------------

   Total                                                 $  33,092      $    6,120        $   38,357      $  (16,106 )
                                                        ===============================================================

   Net income (loss) per weighted-average
         limited partnership unit (9,529 units)          $    3.44      $     0.64        $     3.98      $    (1.67 )
                                                        ===============================================================

   Cash distributions                                    $      --      $   18,798        $   18,549      $  115,288
                                                        ===============================================================

   Cash distributions per weighted-average
         limited partnership unit                        $      --      $     1.95        $     1.93      $    11.98
                                                        ===============================================================

   Special distributions                                 $  48,126      $       --        $   96,252      $  100,000
                                                        ===============================================================

   Special distributions per weighted-average
         limited partnership unit                        $    5.00      $       --        $    10.00      $    10.39
                                                        ===============================================================

   Total distributions per weighted-average
         limited partnership unit                        $    5.00      $     1.95        $    11.93      $    22.37
                                                        ===============================================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997



                                                              Limited             General
                                                             Partners             Partner             Total
                                                          --------------------------------------------------------



   Partners' capital (deficit) at December 31, 1995        $    603,509        $  (36,153 )       $    567,356

   Net loss                                                     (16,504 )            (167 )            (16,671 )

   Cash distributions                                          (132,745 )          (1,341 )           (134,086 )

   Special distributions                                       (148,500 )          (1,500 )           (150,000 )
                                                           -------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             305,760           (39,161 )            266,599

   Net income                                                    37,973               384               38,357

   Cash distributions                                           (18,364 )            (185 )            (18,549 )

   Special distributions                                        (95,289 )            (963 )            (96,252 )
                                                           -------------------------------------------------------

   Partners' capital (deficit)  at September 30, 1997      $    230,080        $  (39,925 )       $    190,155
                                                           =======================================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                 1997               1996
                                                                             ---------------------------------
   Operating activities:

   Net income (loss)                                                          $   38,357        $   (16,106 )
   Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
     Net gain on disposition of equipment                                        (96,596 )          (18,580 )
     Depreciation                                                                 50,929             69,102
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                   23,089              7,990
       Prepaid insurance                                                           1,061             15,364
       Accounts payable and other liabilities                                        539             (3,392 )
       Due to affiliate                                                               --              9,624
                                                                             ---------------------------------
           Net cash provided by operating activities                              17,379             64,002
                                                                             ---------------------------------

   Investing activities:

   Proceeds from disposition of equipment                                        147,808             33,865
                                                                             ---------------------------------
           Net cash provided by investing activities                             147,808             33,865
                                                                             ---------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (113,653 )         (213,135 )
   Cash distributions paid to General Partner                                     (1,148 )           (2,153 )
                                                                             ---------------------------------
           Net cash used in financing activities                                (114,801 )         (215,288 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                           50,386           (117,421 )

   Cash and cash equivalents at beginning of period                               77,140            191,840
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                 $  127,526        $    74,419
                                                                             =================================

   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                           $   10,000        $        --
                                                                             =================================













                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXD 1986 Income Fund (the Partnership) as of September 30, 1997 and December 31, 1996, and the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of equipment are as follows:


                                                September 30,       December 31,
                                                     1997               1996
                                               ------------------------------------
   Trailers                                    $      700,051      $   1,207,934
   Marine containers                                  156,735            255,421
                                               ------------------------------------
                                                      856,786          1,463,355
   Less accumulated depreciation                     (786,138 )       (1,280,566 )
                                               ------------------------------------

   Net equipment                               $       70,648      $     182,789
                                               ====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1997 and as of December 31, 1996.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $61,212 for proceeds of $157,808. During the nine months ended September 30, 1996, the Partnership sold or disposed of marine containers and a trailer with an aggregate net book value of $15,285 for proceeds of $33,865.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

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

During the nine months ended September 30, 1997 and 1996, the General Partner paid special distributions of $10.00 and $10.39, respectively, per weighted-average limited partnership unit which were the result of proceeds from equipment liquidations. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

TEP IXA

(A)  Revenues

Total revenues of $105,214 for the quarter ended September 30, 1997, decreased from $392,472 for the same period in 1996, due primarily to lower gain on the disposition on equipment and lower lease revenues.

(1) Lease revenue decreased to $67,946 in the third quarter 1997, from $97,143 in the same period of 1996. The following table lists lease revenues earned by equipment type:

                                                For the Three Months Ended
                                                      September 30,
                                                  1997             1996
                                              -------------------------------

   Trailers                                    $   43,048       $   73,480
   Marine containers                               24,898           16,072
   Rail equipment                                      --            7,591
                                               ------------------------------

                                               $   67,946       $   97,143
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $30,432 due primarily to the sale of trailers during 1997 and 1996, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner.

     (b) Container revenue increased $8,826 due to the net increase in lease revenue for the quarter ended September 30, 1997, compared to the same quarter of 1996.

     (c) No railcar revenue was earned in the third quarter of 1997 due to the sale of all the Partnership's railcars during 1996.

(2) For the quarter ended September 30, 1997, the Partnership realized a gain of $34,479 on the sale or disposition of trailers and a marine container, compared to the same period in 1996, when the Partnership realized a gain of $292,451 on the disposition of railcars, marine containers, and a trailer.

(B)  Expenses

Total expenses of $92,862 for the quarter ended September 30, 1997, decreased from $105,426 for the same period in 1996. The decrease in expenses in the third quarter of 1997 was attributable to decreases in depreciation expense and repairs and maintenance, and general and administrative expenses, partially offset by an increase in provision for (recovery of) bad debt.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $9,125 in the third quarter of 1997, from $19,772 in the third quarter of 1996, due primarily to the sale of equipment during 1997 and 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees, general and administrative expenses, and provision for (recovery of) bad debt) decreased to $83,737 in the third quarter 1997, from $85,654 in the same period in 1996. This change resulted primarily from:

     (a) a $15,351 decrease in depreciation expense reflecting asset sales or dispositions during 1997 and 1996.

     (b) a $6,438 decrease in general and administrative expenses reflects the decreased administrative costs related to short-term rental facilities due to sale of equipment.

     (c) a $19,872 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Income

As a result of the foregoing, the Partnership's net income of $12,352 in the third quarter 1997, decreased from $287,046 in the same period in 1996. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1997, is not necessarily indicative of future periods. In the third quarter of 1997, no regular distributions were made but the Partnership distributed a special distribution of $121,425 to the limited partners, or approximately $5.00 per weighted-average limited partnership unit.

TEP IXB

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased for the quarter ended September 30, 1997, when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the Three Months
                                                                               Ended September 30,
                                                                             1997               1996
                                                                         --------------------------------
   Marine containers                                                     $     6,068         $   3,781
   Trailers                                                                   (1,868 )          22,733
   Railcar equipment                                                          (2,637 )          18,423


Marine containers: Marine container revenues and direct expenses were $6,125 and $57, respectively, for the quarter ended September 30, 1997, compared to $3,820 and $39, respectively, during the same period of 1996. The increase in marine container contribution was due to higher revenue in the third quarter of 1997 as compared to the same quarter of 1996.

Trailers: Trailer revenues and direct expenses were $5,202 and $7,070, respectively, for the quarter ended September 30, 1997, compared to $32,739 and $10,006, respectively, during the same period of 1996. The decrease in contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Railcar equipment: Railcar revenues and direct expenses were a credit of $2,550 and $87, respectively, for the quarter ended September 30, 1997, compared to $21,870 and $3,447, respectively, during the same period of 1996. The decrease in contribution was due to the sale of all the railcars owned by the Partnership in the fourth quarter of 1996. The credit in revenue for the quarter ended September 30, 1997 was due to a credit given to a former lessee.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $45,668 for the quarter ended September 30, 1997, decreased from $59,644 for the same period of 1996. The variance is explained as follows:

     (1) a $21,148 decrease in depreciation expense reflecting assets sales or dispositions during 1997 and 1996.

     (2) a $8,374 decrease in general and administrative expenses reflects the decreased administrative costs related to short-term rental facilities due to sale of equipment.

     (3) a $15,546 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Gain on Disposition of Equipment

For the quarter ended September 30, 1997, the Partnership realized a gain of $10,922 on the disposal of a marine container and trailers compared to the same period of 1996, where the Partnership realized a gain of $8,473 on the disposition of marine containers and a trailer.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity was $231,147 for the quarter ended September 30, 1996, and represented the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss of $31,333 for the quarter ended September 30, 1997, compared to a net income of $228,449 for the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the quarter ended September 30, 1997, is not necessarily indicative of future periods. For the quarter ended September 30, 1997, no regular distributions were made but the Partnership distributed a special distribution of $130,950 to the limited partners, or approximately $7.50 per weighted-average limited partnership unit.

TEP IXC

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended September 30, 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                               For the three months
                                                                               ended September 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   43,000          $   52,629
   Railcar equipment                                                          2,520               5,419
   Marine containers                                                          1,149                 445


Trailers: Trailer revenues and direct expenses were $63,572 and $20,572, respectively, for the quarter ended September 30, 1997, compared to $75,026 and $22,397, respectively, during the same period of 1996. The decrease in contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Railcar equipment: Railcar revenues and direct expenses were $2,550 and $30, respectively, for the quarter ended September 30, 1997, compared to $7,800 and $2,381, respectively during the same period of 1996. The decrease in contribution was due to the sale of all the railcars owned by the Partnership in the fourth quarter of 1996.

Marine containers: Marine container revenues and direct expenses were $1,170 and $21, respectively, for the quarter ended September 30, 1997, compared to $460 and $15, respectively, during the same period of 1996. The increase in marine container contribution was due to higher revenue for the quarter ended September 30, 1997, compared to the same quarter of 1996.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $65,461 for the quarter ended September 30, 1997, decreased from $78,546 for the same period of 1996. The variance is explained as follows:

     (1) a $22,904 decrease in depreciation expense reflecting asset sales during 1997 and 1996.

     (2) a $5,296 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

     (3) a $4,523 increase in general and administrative reflects the increased administrative costs related to short-term rental facilities.

(C)  Net Gain on Disposition of Equipment

For the quarter ended September 30, 1997, the Partnership realized a gain of $76,281 on the disposition of trailers, compared to the same period in 1996, when the Partnership realized a gain of $3,692 on the disposal of a trailer.

(D)  Equity in Net Loss of Unconsolidated Special-purpose Entity

Equity in the net loss of the unconsolidated special-purpose entity was $296 for the quarter ended September 30, 1996, and represents the net loss generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. The investment was sold in the second quarter of 1996.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $59,446 for the quarter ended September 30, 1997, as compared to a net loss of $13,678 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the quarter ended September 30, 1997, is not necessarily indicative of future periods. For the quarter ended September 30, 1997, no regular distributions were made but the Partnership distributed a special distribution of $152,181 to the limited partners, or approximately $9.00 per weighted-average limited partnership unit.

TEP IXD

(A) Revenues

Total revenues of $84,194 for the quarter ended September 30, 1997, increased from $51,707 for the same period in 1996, due primarily to higher gain on the disposition of equipment and higher interest and other income in the third quarter of 1997, as compared to the same period in 1996, partially offset by lower lease revenues.

(1) Lease revenues decreased to $26,931 in the third quarter of 1997, from $42,621 in the same period in 1996. The following table lists lease revenue earned by equipment type:

                                                   For the Three Months
                                                   Ended September 30,
                                                  1997             1996
                                              -------------------------------

   Marine containers                           $   15,336       $   10,165
   Trailers                                        11,595           32,456
                                               ------------------------------

                                               $   26,931       $   42,621
                                               ==============================

The decline was due primarily to the following:

     (a) Container revenue increased $5,171 due to net increase in lease revenue for the quarter ended September 30, 1997, compared to the same quarter of 1996.

     (b) Trailer revenue decreased $20,861 due to the sale of trailers during 1997 and 1996, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner.

(2) For the quarter ended September 30, 1997, the Partnership realized a gain of $56,018 on the disposal of marine containers and trailers, as compared to a gain of $8,491 on the disposal of marine containers and a trailer for the quarter ended September 30, 1996.

(B)  Expenses

Total expenses of $51,102 for the quarter ended September 30, 1997, increased from $45,587 for the same period in 1996. The increase in 1997 expenses was attributable primarily to increases in bad debt expenses, offset by decreases in depreciation expenses and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $5,456 in the third quarter of 1997, from $5,008 in the same period in 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $45,646 in the third quarter of 1997, from $40,579 in the same period in 1996. The decrease resulted primarily from:

     (a) a $19,745 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

     (b) a $9,063 decrease in depreciation expense reflecting asset sales or dispositions during 1997 and 1996.

     (c) a $5,615 decrease in general and administrative expense due to lower administrative costs related to short-term rental facilities due to sale of equipment.

(C)  Net Income

As a result of the foregoing, the Partnership's net income of $33,092 in the third quarter of 1997, increased from $6,120 in the same period in 1996. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1997, is not necessarily indicative of future periods. In the third quarter 1997, no regular distributions were made but the Partnership distributed a special distribution of $47,645 to the limited partners, or approximately $5.00 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

TEP IXA

(A)  Revenues

Total revenues of $330,630 for the nine months ended September 30, 1997, decreased from $670,507 for the same period in 1996, due primarily to lower gain on the disposition of equipment, lower lease revenue, and lower interest income and other income.

(1) Lease revenue decreased to $198,893 in the nine months ended September 30, 1997, from $317,352 in the same period of 1996. The following table lists lease revenues earned by equipment type:

                                                    For the Nine Months
                                                    Ended September 30,
                                                   1997             1996
                                               ------------------------------

   Trailers                                    $  142,545       $  209,576
   Marine containers                               56,348           69,285
   Rail equipment                                      --           38,491
                                               ------------------------------

                                               $  198,893       $  317,352
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $67,031 due to disposition of equipment and lower utilization of trailers in the short-term rental facilities in 1997, compared to 1996 levels.

     (b) Marine container revenue decreased $12,937 due to lower utilization and the disposal of equipment.

     (c) Railcar revenue decreased $38,491 due to the sale of all the Partnership's railcars during 1996.

(2) For the nine months ended September 30, 1997, the Partnership realized a gain of $123,611 on the sale or disposition of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain of $337,432 on the sale or disposition of railcars, trailers, and marine containers.

(B)  Expenses

Total expenses of $280,307 for the nine months ended September 30, 1997, decreased from $356,369 for the same period in 1996. The decrease in 1997 expenses was attributable to decreases in depreciation expense, repairs and maintenance, and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $25,267 in 1997, from $45,671 in the same period in 1996. This decrease was due primarily to the disposition of equipment.

(2) Indirect operating expenses (defined as depreciation expense, management fees, general and administrative expenses, and provision for (recovery of) bad debt) decreased to $255,040 in the nine months ended September 30, 1997, from $310,698 in the same period in 1996.

This change resulted primarily from:

     (a) a $41,592 decrease in depreciation expense from 1996 levels reflecting assets sales or dispositions during 1997 and 1996.

     (b) a $35,873 decrease in general and administrative expenses from 1996 levels due to lower administrative costs related to the short-term rental facilities due to the sale of equipment.

     (c) a $22,655 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Income

As a result of the foregoing, the Partnership's net income decreased to $50,323 in the nine months ended September 30, 1997, from $314,138 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997, is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $307,907 to the limited partners, or approximately $12.68 per weighted-average limited partnership unit which included a special distribution of $10.00 per weighted-average limited partnership unit.

TEP IXB

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased in the nine months ended September 30, 1997, when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                            1997               1996
                                                                         ------------------------------
   Marine containers                                                     $  13,828          $ 16,474
   Trailers                                                                 10,489            91,239
   Railcar equipment                                                          (295 )          60,580


Marine containers: Marine container revenues and direct expenses were $14,010 and $182, respectively, for the nine months ended September 30, 1997, compared to $16,627 and $153, respectively during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Trailers: Trailer revenues and direct expenses were $23,693 and $13,204, respectively, for the nine months ended September 30, 1997, compared to $123,793 and $32,554, respectively during the same period of 1996. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Railcar equipment: Railcar revenues and direct expenses were zero and $295, respectively, for the nine months ended September 30, 1997, compared to $65,610 and $5,030, respectively, during the same period of 1996. The decrease in net contribution was due to the sale of all the Partnership's railcars owned by the Partnership in the fourth quarter of 1996.

(B)  Indirect Expenses Related to Owned Equipment

Total indirect expenses decreased to $147,966 for the nine months ended September 30, 1997, from $212,485 for the same period of 1996. The variance is explained as follows:

     (1) a $49,230 decrease in depreciation expense from 1996 levels reflecting assets sales or dispositions during 1997 and 1996.

     (2) a $29,196 decrease in general and administrative expenses from 1996 levels. This reflects the decreased administrative costs related to the short-term rental facilities due to the sale of equipment.

     (3) a $13,907 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Gain on Disposition of Equipment

For the nine months ended September 30, 1997, the Partnership realized a gain of $96,274 on the disposal of marine containers and trailers compared to the same period in 1996, where the Partnership realized a gain of $38,239 on the disposal of marine containers and trailers.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $192,041 for the nine months ended September 30, 1996, and represented the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $19,603 in the nine months ended September 30, 1997, as compared to a net income of $197,363 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997, is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $541,006 to the limited partners, or approximately $30.99 per weighted-average limited partnership unit which included a special distribution of $28.26 per weighted-average limited partnership unit.

TEP IXC

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first nine months of 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                               For the nine months
                                                                               ended September 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $  135,436          $  166,114
   Marine containers                                                          2,657               3,661
   Railcar equipment                                                            (94 )            18,724


Trailers: Trailer revenues and direct expenses were $189,583 and $54,147, respectively, for the nine months ended September 30, 1997, compared to $244,489 and $78,375, respectively during the same period of 1996. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Marine containers: Marine container revenues and direct expenses were $2,723 and $66, respectively, for the nine months ended September 30, 1997, compared to $3,718 and $57 respectively during the same period of 1996. The decrease in marine container contribution was due to lower utilization of marine containers for the nine months ended September 30, 1997, as compared to the same period of 1996.

Railcar equipment: Railcar revenues and direct expenses were zero and $94, respectively, for the nine months ended September 30, 1997, compared to $23,400 and $4,676, respectively during the same period of 1996. The decrease of net contribution was due to the sale of all the railcars owned by the Partnership in the fourth quarter of 1996.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $233,603 for the nine months ended September 30, 1997, decreased from $303,719 for the same period of 1996. The variance is explained as follows:

     (1) a $53,495 decrease in depreciation expense from 1996 levels was due to asset sales during 1997 and 1996.

     (2) a $29,584 decrease in general and administrative expenses due to lower administrative costs related to the short-term rental facilities due to the sale of equipment.

     (3) a $13,851 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Gain on Disposition of Equipment

For the nine months ended September 30, 1997, the Partnership realized a gain of $160,266 on the sale of trailers, compared to the same period in 1996, where the Partnership realized a gain of $21,893 on the sale of trailers and a marine container.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $111,247 for the nine months ended September 30, 1996, and represents the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the second quarter of 1996.

(E)  Net Income

As a result of the foregoing, the Partnership's net income increased to $71,383 in the nine months ended September 30, 1997, from $28,572 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997, is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $413,306 to the limited partners, or approximately $24.44 per weighted-average limited partnership unit which included a special distribution of $21.10 per weighted-average limited partnership unit.

TEP IXD

(A)  Revenues

Total revenues of $165,589 for the nine months ended September 30, 1997 increased from $155,385 for the same period in 1996 due primarily to higher gain on sale of equipment, offset by a lower lease revenues and lower interest and other income in 1997 compared to 1996.

(1) Lease revenues decreased to $65,938 in the nine months ended September 30, 1997, from $132,068 in the same period in 1996. The following table lists lease revenue earned by equipment type:


                                                    For the Nine Months
                                                    Ended September 30,
                                                   1997             1996
                                               ------------------------------

   Marine containers                           $   33,129       $   39,068
   Trailers                                        32,809           93,000
                                               ------------------------------

                                               $   65,938       $  132,068
                                               ==============================

The decrease was due to the following:

     (a) Marine container revenue decreased $5,939 primarily due to the disposal of equipment and lower utilization.

     (b) Trailer revenue decreased $60,191 due primarily to lower utilization in short-term rental facilities operated by an affiliate of the General Partner and the disposition of equipment.

(2) For the nine months ended September 30, 1997, the Partnership realized a gain of $96,596 on the sale or disposal of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain $18,580 on the sale or disposal of a trailer and marine containers.

(B)  Expenses

Total expenses decreased to $127,232 for the nine months ended September 30, 1997, from $171,491 for the same period in 1996. The decrease in 1997 expenses was attributable primarily to decreases in general and administrative expenses, depreciation expense, and repairs and maintenance, offset by a increase in bad debt expense.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $9,856 in the nine months ended September 30, 1997, from $22,185 in the same period in 1996. The decrease resulted primarily from the disposal of equipment.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $117,376 in the nine months ended September 30, 1997, from $149,306 in the same period in 1996. This change resulted primarily from:

     (a) a $33,547 decrease in general and administrative expenses from 1996 levels due to lower administrative costs related to the short-term rental facilities due to the sale of equipment.

     (b) a $18,173 decrease in depreciation expense from 1996 levels, reflecting asset sales or dispositions during 1997 and 1996.

     (3) a $19,790 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $38,357 in the nine months ended September 30, 1997, as compared to a net loss of $16,106 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997, is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $113,653 to the limited partners, or approximately $11.93 per weighted-average limited partnership unit which included a special distribution of $10.00 per weighted-average limited partnership unit.









                      (this space intentionally left blank)

(II) ASSET SALES

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As discussed in Note 3, the Partnerships entered the liquidation phase in 1996. During the nine months ended September 30, 1997, marine containers and trailers owned by TEP IXA were disposed for a total of $235,764. Trailers and marine containers owned by TEP IXB were disposed for a total of $197,820. Trailers owned by TEP IXC were disposed for $253,950. Marine containers and trailers owned by TEP IXD were disposed of for $157,808.

(III)    MARKET VALUES

As of September 30, 1997, the General Partner estimated the current fair market value of each Partnership's equipment portfolio to be approximately : $0.6 million, $0.2 million, $0.6 million, and $0.4 million for TEP IXA, TEP IXB, TEP IXC, and TEP IXD, respectively.

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


                                      PLM TRANSPORTATION EQUIPMENT
                                      PARTNERS IXB 1986 INCOME FUND

                                      By:  PLM Financial Services, Inc.
                                           General Partner





Date:  November 12, 1997              By:  /s/ Richard Brock
                                           ------------------
                                           Richard Brock
                                           Vice President and
                                           Corporate Controller